Form 10-Q
period 1995-01-28
MCRAE INDUSTRIES INC
filed 1995-03-02
CIK 729284

United States
                       Securities and Exchange Commission
                          Washington, D.C. 20549

                                 Form 10-Q

                                (Mark One)

{x} Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934 for the Period Ended January 28, 1995
                        or
{ } Transaction Report Pursuant to Section 13 or 15 (d) of the Securities
Exchange Act of 1934 for the transition period from              to


Commission file number 1-85-78

                         McRae Industries, Inc.
           (Exact name of registrant as specified in its charter)

Delaware                               56-0706710
(State or other jurisdiction of        I.R.S. Employer Identification No.)
incorporated or organization)

402 North Main Street
Mt. Gilead, North Carolina               27306
(Address of principal                   (Zip Code)
executive offices)
                            (910) 439-6147
          (Registrant's telephone number, including area code)

                            Not Applicable
    (Former name, address or fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X   No

           Applicable Only to Issuers Involved in Bankruptcy
              Proceedings During the Preceding Five Years

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by the court.  Yes     No

                Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

 Common Stock, $1 Par Value--Class A 1,743,782 shares as of February 23, 1995 Common Stock, $1 Par Value--Class B 987,428 shares as of February 23, 1995





                                     Page 1 of 9



                                       INDEX

                      McRae Industries, Inc. and Subsidiaries


Part I. Financial Information

Item 1. Financial Statements (Unaudited)                              Page No.

   Consolidated Balance Sheets - January 28, 1995 and
   and July 30, 1994                                                       3

   Condensed Consolidated Statements of Operations - Three and six
   months ended January 28, 1995 and January 29, 1994                      4

   Condensed Consolidated Statements of Cash Flows - Six months
   ended January 28, 1995 and January 29, 1994                             5

   Notes to Consolidated Financial Statements - January 28, 1995           6

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations                                        7

Part II. Other Information                                                 8

Item 1.  Legal Proceedings

Item 2.  Changes In Securities

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K



Signatures                                                                 9


















                                    2

Part I.Financial Information
                         McRae Industries, Inc. and Subsidiaries
Consolidated Balance Sheets
                                                    January 28,      July 30,
                                                      1995            1994
Assets                                             (Unaudited)        (Note)
Current assets:
 Cash and cash equivalents                        $ 5,085,000      $ 6,542,000
 Marketable securities                                908,000          871,000
 Accounts and notes receivable, net                 4,895,000        4,582,000
 Inventories                                        6,151,000        5,888,000
 Net investment in capitalized leases                 759,000          761,000
 Prepaid expenses and other current assets            397,000          258,000
   Total current assets                            18,195,000       18,902,000

Property, plant and equipment, net                  4,532,000        4,058,000

Other assets:
 Notes and accounts receivable,
  related parties                                   1,908,000        2,055,000
 Real estate held for investment                      408,000          375,000
 Notes receivable                                   1,079,000          905,000
 Net investment in capitalized leases               1,472,000        1,319,000
 Other                                              1,181,000          522,000
   Total other assets                               6,048,000        5,176,000
       Total assets                               $28,775,000      $28,136,000

Liabilities and Shareholders' Equity
Current liabilities:
 Notes payable to banks                           $   518,000      $   962,000
 Accounts payable                                   1,561,000        1,294,000
 Accrued employee benefits                          1,268,000        1,290,000
 Accrued payroll and payroll taxes                    599,000          476,000
 Deferred revenues                                  1,088,000        1,127,000
 Due to related parties                                82,000           88,000
 Income taxes                                         407,000          526,000
 Other                                                598,000          500,000
   Total current liabilities                        6,121,000        6,263,000

Minority Interest                                     843,000          772,000

Shareholders' Equity:
 Common Stock:
  Class "A", $1 par; Authorized
    5,000,000 shares; Issued and
    outstanding, 1,743,782 and
    1,735,363 shares; respectively                  1,744,000        1,735,000
  Class "B", $1 par, Authorized 2,500,000
    shares; Issued and outstanding 987,428
    and 995,847 shares, respectively                  987,000          996,000
Additional Paid-in Capital                            676,000          676,000
Retained Earnings                                  18,404,000       17,694,000
    Total shareholders' equity                     21,811,000       21,101,000
      Total liabilities and shareholders'equity   $28,775,000      $28,136,000

Note - The balance sheet at July 30, 1994 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.
                                    3




                 McRae Industries, Inc. and Subsidiaries


Condensed Consolidated Statements of Operation -  (Unaudited)



                               Three Months Ended           Six Months ended
                             January 28, January 29,   January 28,  January 29,
                                 1995        1994         1995         1994
Net revenues                $10,041,000 $10,146,000   $19,817,000  $20,476,000
Costs and expenses:
   Cost of revenues           6,754,000   7,098,000    13,384,000   13,870,000
   Selling general and
   administrative             2,458,000   2,157,000     4,869,000    4,382,000
   Other income, net           (111,000)   ( 36,000)     (204,000)    (105,000)
   Equity in net loss of
      investee                 (  3,000)     39,000         -0-         53,000
     Total costs and expenses 9,098,000   9,258,000    18,049,000   18,200,000
Earnings before income taxes
and minority interest           943,000     888,000     1,768,000    2,276,000
Provision for income taxes      377,000     352,000       698,000      907,000
Minority shareholder's
  interest in earnings of
  subsidiary                     33,000      15,000        70,000       62,000
Net Earnings                 $  533,000 $   521,000    $1,000,000    1,307,000

Net Earnings per Common Share$      .20 $       .19           .37          .48

Weighted average number of
Common Shares outstanding     2,729,210   2,729,210     2,729,210    2,729,210



See notes to consolidated financial statements.






























                                        4
                 McRae Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows - (Unaudited)

                                                         Six Months Ended

                                                      January 28,  January 29,
                                                        1995          1994


Net cash provided by operating activities              $815,000    $ 693,000

Cash flows from investing activities:
 Purchase of marketable securities                   (   37,000)    ( 15,000)
 Capital expenditures                                (  873,000)    (295,000)
 Net advances and payments of long term receivables  (   27,000)    (290,000)
 Addition to other assets                            (  601,000)       -0-
     Net cash used in investing activities           (1,538,000)    (600,000)

Cash flows from financing activities:
 Borrowings of debt                                                  237,000
 Principal repayments of notes payable               (  444,000)    (193,000)
 Dividends paid                                      (  290,000)    (292,000)
    Net cash used in financing activities            (  734,000)    (248,000)

Net decrease in cash and cash equivalents            (1,457,000)    (155,000)
Cash and Cash Equivalents at Beginning of Period      6,542,000    6,098,000
Cash and Cash Equivalents at End of Period           $5,085,000   $5,943,000



See notes to consolidated financial statements.






























                             5





                 McRae Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - (Unaudited)

January 28, 1995

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended January 28, 1995 are not necessarily indicative of the results that may be expected for the year ended July 29, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the McRae Industries, Inc. annual report on Form 10-K for the year ended July 30, 1994.

Certain reclassifications have been made to the prior year's financial statements to conform with the current year's presentation.


Note B - Inventories

An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Because these are subject to many factors beyond management's control, interim calculations, if recorded, are subject to the final year-end LIFO inventory valuation.

The components of inventory consist of the following:

                                  January 28,         July 30,
                                     1995              1994

Raw materials                  $     953,000       $   857,000
Work in process                      317,000           472,000
Finished goods                     4,881,000         4,559,000
   Total inventories           $   6,151,000       $ 5,888,000




















                                  6




                 McRae Industries, Inc and Subsidiaries

Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

The financial condition of the Company continues to be strong as demonstrated by the amount of cash, cash equivalents and marketable securities at January 28, 1995 with sufficient amounts of working capital to meet the future anticipated financing needs of the Company. The Company's financing needs continue to be met by internally generated funds which enabled the Company to pay dividends of $290,000 and fund capital expenditures of $873,000 during the six month period. The Company continues to have available an aggregate maximum of $3.75 million under its credit lines with various banks, of which only $518,000 had been borrowed as of January 28, 1995.

On September 2, 1994, the Company purchased the net assets of DataScan Corporation for approximately $523,000. The acquisition has been accounted for under the purchase method and, accordingly, the operating results of DataScan have been included in the consolidated operating results since the date of acquisition. The acquisition resulted in goodwill of $601,000, included in other assets, which is being amortized over fifteen years. Pro forma results of operations, assuming DataScan had been purchased at the beginning of the fiscal year, would not be materially different from the results presented.

Results of Operations

Although consolidated revenues decreased slightly, revenues for Compsee and Graphics increased 27% and 15%, respectively for the first six months of fiscal year 1995. Footwear's revenues are down 39% because of reduced requirements from the U. S. Government. Although consolidated profit margins remain relatively constant for both six month periods, the profit margins at Compsee and Footwear are below the 1994 levels. Competitive pressures at Compsee and lower production levels at Footwear continue to prevent these businesses from maintaining prior year's margins.

Selling expenses have increased significantly because of the related significant increases in revenues of Compsee and Graphics. Compsee's selling expenses, as a percent of sales, has declined from last year's comparable six month period. Graphics selling expenses have increased, both in amount and as a percent of sales, from last year's comparable six month period. Consolidated selling expenses have increased, both in amount and as a percent of sales, because of the above described changes in selling expenses and Footwear's decrease in revenues.

Other income has increased because of larger amounts being invested at higher rates than in the previous year.

Net consolidated earnings are down this year, principally because of the loss of revenues at Footwear and the increases in costs described above. However, the three month period ended 1995, has improved over the prior year's amount.














                                        7
Part II. Other Information



                  McRae Industries, Inc. and Subsidiaries



Item 1. Legal Proceedings
          None

Item 2. Changes in Securities
          None

Item 3. Defaults upon Senior Securities
          None

Item 4. Submission of Matters to a Vote of Security Holders
          None

Item 5. Other Information
          None

Item 6. Exhibits and Reports on Form 8-K
       (a) Exhibits
            None
       (b) Reports on Form 8-K
            The Company did not file any reports on Form 8-K during the six months ended January 28, 1995.







































                                    8








                 McRae Industries, Inc. and Subsidiaries

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                   McRae Industries, Inc.
                                                   (Registrant)

      Date: March 3, 1995                  By: /s/ B.J. McRae
                                               President
                                           (Principal Executive Officer)

      Date: March 3, 1995                  By: /s/ David K. Helms
                                               Vice President-Finance
                                           (Principal Financial Officer)







































                                      9