Form 10-Q
period 1995-04-29
MCRAE INDUSTRIES INC
filed 1995-06-07
CIK 729284

United States
                       Securities and Exchange Commission
                          Washington, D.C. 20549

                                 Form 10-Q

                                (Mark One)

{x} Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934 for the Period Ended April 29,1995
                        or
{ } Transaction Report Pursuant to Section 13 or 15 (d) of the Securities
Exchange Act of 1934 for the transition period from              to


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

 Common Stock, $1 Par Value--Class A 1,778,573 shares as of June 5, 1995 Common Stock, $1 Par Value--Class B 952,637 shares as of June 5, 1995



                                    Page 1 of 9



                                       INDEX

                      McRae Industries, Inc. and Subsidiaries


Part I. Financial Information

Item 1. Financial Statements (Unaudited)                              Page No.

   Consolidated Balance Sheets - April 29, 1995 and
   and July 30, 1994                                                       3

   Condensed Consolidated Statements of Operations - Three and nine
   months ended April 29, 1995 and April 30, 1994                          4

   Condensed Consolidated Statements of Cash Flows - Nine months
   ended April 29, 1995 and April 30, 1994                                 5

   Notes to Consolidated Financial Statements - April 29, 1995             6

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations                                        7

Part II. Other Information                                                 8

Item 1.  Legal Proceedings

Item 2.  Changes In Securities

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K



Signatures                                                                 9


















Part I.Financial Information
                         McRae Industries, Inc. and Subsidiaries
Consolidated Balance Sheets
                                                     April 29,      July 30,
                                                       1995           1994
Assets                                             (Unaudited)       (Note)
Current assets:
 Cash and cash equivalents                        $ 4,393,000      $ 6,542,000
 Marketable securities                                910,000          871,000
 Accounts and notes receivable, net                 4,671,000        4,582,000
 Inventories                                        6,476,000        5,888,000
 Net investment in capitalized leases                 854,000          761,000
 Prepaid expenses and other current assets            420,000          258,000
   Total current assets                            17,724,000       18,902,000

Property, plant and equipment, net                  4,469,000        4,058,000

Other assets:
 Notes and accounts receivable,
  related parties                                   2,157,000        2,055,000
 Real estate held for investment                      412,000          375,000
 Notes receivable                                     815,000          905,000
 Net investment in capitalized leases               1,542,000        1,319,000
 Other                                              1,186,000          522,000
   Total other assets                               6,112,000        5,176,000
       Total assets                               $28,304,000      $28,136,000

Liabilities and Shareholders' Equity
Current liabilities:
 Notes payable to banks                           $   150,000      $   962,000
 Accounts payable                                   1,374,000        1,294,000
 Accrued employee benefits                          1,103,000        1,290,000
 Accrued payroll and payroll taxes                    565,000          476,000
 Deferred revenues                                  1,043,000        1,127,000
 Due to related parties                                55,000           88,000
 Income taxes                                         383,000          526,000
 Other                                                584,000          500,000
   Total current liabilities                        5,257,000        6,263,000

Minority Interest                                     881,000          772,000

Shareholders' Equity:
 Common Stock:
  Class "A", $1 par; Authorized
    5,000,000 shares; Issued and
    outstanding, 1,778,573 and
    1,735,363 shares; respectively                  1,778,000        1,735,000
  Class "B", $1 par, Authorized 2,500,000
    shares; Issued and outstanding 952,637
    and 995,847 shares, respectively                  953,000          996,000
Additional Paid-in Capital                            676,000          676,000
Retained Earnings                                  18,759,000       17,694,000
   Total shareholders' equity                      22,166,000       21,101,000
    Total liabilities and shareholders' equity    $28,304,000      $28,136,000
Note - The balance sheet at July 30, 1994 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

                 McRae Industries, Inc. and Subsidiaries


Condensed Consolidated Statements of Operation -  (Unaudited)



                               Three Months Ended       Nine Months ended
                             April 29,   April 30,      April 29,    April 30,
                               1995        1994           1995         1994
Net revenues                 $10,451,000 $ 9,277,000   $30,268,000  $29,753,000
Costs and expenses:
  Cost of revenues             7,080,000   6,046,000    20,464,000   19,910,000
  Selling general and
  administrative               2,549,000   2,315,000     7,418,000    6,703,000
  Other income, net             ( 94,000)   ( 96,000)     (298,000)    (201,000)
 Equity in net loss of
     investee                      -0-       (21,000)       -0-          32,000
    Total costs and expenses   9,535,000   8,244,000    27,589,000   26,444,000
Earnings before income taxes
and minority interest            916,000   1,033,000     2,684,000    3,309,000
Provision for income taxes       352,000     391,000     1,050,000    1,298,000
Minority shareholder's
  interest in earnings of
  subsidiary                      39,000      31,000       109,000       93,000
Net Earnings                 $   525,000 $   611,000    $1,525,000  $ 1,918,000

Net Earnings per Common Share$       .19 $       .22    $      .56  $       .70

Weighted average number of
Common Shares outstanding      2,731,210   2,729,364     2,731,210    2,729,284



See notes to consolidated financial statements.




























                                       4
                 McRae Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows - (Unaudited)

                                                        Nine Months Ended

                                                       April 29,   April 30,
                                                         1995         1994

Net cash provided by operating activities              $612,000   $1,521,000

Cash flows from investing activities:
 Purchase of marketable securities                   (   39,000)    ( 17,000)
 Capital expenditures                                (  837,000)    (425,000)
 Net advances and payments of long term receivables  (   12,000)    (204,000)
 Addition to other assets                            (  601,000)      25,000
     Net cash used in investing activities           (1,489,000)    (621,000)

Cash flows from financing activities:
 Borrowings of debt                                       -0-        225,000
 Principal repayments of notes payable               (  812,000)    (340,000)
 Proceeds from issuance of Common Stock                   -0-          4,000
 Dividends paid                                      (  460,000)    (444,000)
    Net cash used in financing activities            (1,272,000)    (555,000)

Net decrease in cash and cash equivalents            (2,149,000)    (345,000)
Cash and Cash Equivalents at Beginning of Period      6,542,000    6,098,000
Cash and Cash Equivalents at End of Period           $4,393,000   $6,443,000



See notes to consolidated financial statements.



























                 McRae Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - (Unaudited)

April 28, 1995

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended April 29, 1995 are not necessarily indicative of the results that may be expected for the year ended July 29, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the McRae Industries, Inc. annual report on Form 10-K for the year ended July 30, 1994.

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

The components of inventory consist of the following:

                                   April 29,          July 30,
                                     1995              1994

Raw materials                  $     829,000       $   857,000
Work in process                      224,000           472,000
Finished goods                     5,423,000         4,559,000
   Total inventories           $   6,476,000       $ 5,888,000


















                 McRae Industries, Inc and Subsidiaries

Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

The financial condition of the Company continues to be strong as demonstrated by the amount of cash, cash equivalents and marketable securities at April 29, 1995 with sufficient amounts of working capital to meet the future anticipated financing needs of the Company. The Company's financing needs continue to be met by internally generated funds which enabled the Company to pay dividends of $460,000 and fund capital expenditures of $837,000 during the nine month period. The Company continues to have available an aggregate maximum of $3.75 million under its credit lines with various banks, of which only $150,000 had been borrowed as of April 29, 1995.

On September 2, 1994, the Company purchased DataScan Corporation for approximately $523,000. The acquisition has been accounted for under the purchase method and, accordingly, the operating results of DataScan have been included in the consolidated operating results since the date of acquisition. The acquisition resulted in goodwill of $601,000, included in other assets, which is being amortized over fifteen years. Pro forma results of operations, assuming DataScan had been purchased at the beginning of the fiscal year, would not be materially different from the results presented.

The decrease in the cash and cash equivalents was caused principally by lower earnings, certain working capital requirments, increased levels or capital expenditures, the puchase of DataScan, and payments on the notes payable.

Results of Operations

Although consolidated revenues increased slightly, revenues for Compsee and Graphics increased 27% and 22%, respectively for the first nine months of fiscal year 1995. Footwear's revenues are down 35% because of reduced requirements from the U. S. Government. Profit margins from all significant operating units are down because of increased competitive pressures or reduced production levels.

Consolidated selling expenses have increased, both in amount and as a percent of sales because Footwear's decrease in revenues and the increases in Compsee's and Graphic's revenues and their related selling expenses.

Other income has increased because amounts are being invested at higher rates than in the previous period.

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



Item 1. Legal Proceedings
          None

Item 2. Changes in Securities
          None

Item 3. Defaults upon Senior Securities
          None

Item 4. Submission of Matters to a Vote of Security Holders
          None

Item 5. Other Information
          None

Item 6. Exhibits and Reports on Form 8-K
       (a) Exhibits
            None
       (b) Reports on Form 8-K
            The Company did not file any reports on Form 8-K during the nine months ended April 29, 1995.































                 McRae Industries, Inc. and Subsidiaries

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                   McRae Industries, Inc.
                                                   (Registrant)

      Date: June 7, 1995                   By: /s/ B.J. McRae
                                               President
                                           (Principal Executive Officer)

      Date: June 7, 1995                   By: /s/ David K. Helms
                                               Vice President-Finance
                                           (Principal Financial Officer)




























