Form 10-K
period 1995-07-29
MCRAE INDUSTRIES INC
filed 1995-10-25
CIK 729284

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549
                                FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (D) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                 For the fiscal year ended July 29, 1995
                      Commission file number 1-8578
                         McRAE INDUSTRIES, INC.
         (Exact name of Registrant as specified in its charter)
        Delaware                             56-0706710
(State of Incorporation)             (I.R.S Employer Identification No.)
 402 North Main Street, Mount Gilead, North Carolina      27306
(Address of Principal Executive Offices)               (Zip code)

    Registrant's telephone number, including area code (910)439-6147 Securities Registered Pursuant to Section 12(b) of the Act:
  Title of each class               Name of each exchange on which registered
     Class A Common Stock, $1 Par Value     American Stock Exchange
     Class B Common Stock, $1 Par Value     American Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (of for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes    X       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment of this Form 10-K. [ ]

The aggregate market value of shares of the Registrant's $1 par value Class A and Class B Common Stock held by non-affiliates as of October 20, 1995 was approximately $8,975,000 and $3,070,000, respectively (including shares held by 5% or more shareholders other that B. J. McRae). On October 20, 1995, 1,779,197 Class A and 952,013 of Class B shares were outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual shareholders meetings to be held on December 21, 1995 are incorporated by reference into Part III.

   Part I

   ITEM I. BUSINESS

   The Registrant is a Delaware corporation organized in 1983 and is the successor to a North Carolina corporation organized in 1959. The Company's principal lines of business are: manufacturing and selling bar code reading and printing devices, manufacturing military combat boots, selling, leasing and servicing office equipment, and commercial printing.

   Bar  Code Operations
   The bar code segment, which is conducted by Compsee, Inc., a 90% owned subsidiary, manufactures and sells bar code reading and printing devices and other items related to optical data collection, including licensing and selling computer software. At July 29, 1995, Compsee had numerous sales centers located throughout the United States and also sells its products in Central and South America, Europe, Australia, the Middle East, and the Pacific Rim countries through foreign distributors.

   Compsee designs and manufacturers QuickReader and QuickLink bar code readers. Principal materials used in Compsee's assembly operations consists of various electrical and electronic components that were readily available from a number of sources during fiscal 1995.

   The markets in which this business segment operates are generally highly competitive. The Registrant is not aware of any reliable statistics that would enable the Registrant to determine the relative position of Compsee or its products within the industry. Competition in the industry is principally based on product features, customer service and price.

   Revenues derived from this segment in fiscal 1995, 1994, and 1993 were 43%, 33%, and 35% of the Registrant's total revenues, respectively. QuickReaders and QuickLink bar code readers developed and marketed by Compsee accounted for 16%, 29%, and 36% of Compsee's sales and for 7%, 10%, and 13% respectively, of the Registrant's total revenues during fiscal 1995, 1994, and 1993. There was no significant backlog of firm orders for this segment at July 29, 1995.

   Footwear Manufacturing
   The Registrant manufactures Direct Molded Sole combat boots for the United States Government (the Government). Whenever the Government determines a need for producing combat boots because of the number of new recruits entering the services and the need to replenish its inventory to replace worn out boots, the Government solicits contracts from several
   U. S. boot manufacturers. The solicitation process typically includes the evaluation of written technical and cost proposals. The Government awards contracts on negotiated per pair contract prices based on estimated allowable costs as projected for the subsequent fiscal year plus a reasonable profit margin. This profit margin is subject to the Government's determination that the prices are "fair" and "reasonable." All recent Government contracts have been awarded to four manufacturers, of which the Registrant is one. No one company dominates the Government military boot industry. Price, quality, manufacturing efficiency and delivery are the areas emphasized by the Registrant to strengthen its competitive position. The Registrant also sells boots to civilian and other military customers.

   The Registrant's contracts with the Government are subject to partial or complete termination under certain specified circumstances. The Government has the authority to partially or completely terminate a contract for the convenience of the Government. The Government may negotiate a settlement with the Registrant in such event to cover costs already incurred. The Government may exercise broad discretion in deciding whether to terminate a contract on grounds of convenience,
   including termination due to lack of funding.   The Government also has
   the authority to partially or completely terminate a contract because of the Registrant's actual or anticipated failure to perform its contractual obligations. The Registrant has never had a contract either partially or completely terminated.

   Leather and synthetic rubber, which have been and are currently generally available from several sources, are the principal material components used in the combat boot manufacturing process. Pursuant to Government contracts, all materials used in manufacturing these boots must be and are produced in the United States and must be certified as conforming to military specifications.

   The Registrant has a technical assistance agreement with Ro-Search, Inc., a subsidiary of Wellco, Inc., a competitor to which the Registrant pays a fee for each pair of Direct Molded Sole boots it produces.

   Revenues derived from this segment in fiscal 1995, 1994, and 1993 were 22%, 35%, and 32%, respectively, of the Registrant's total revenues.

   The Registrant's backlog of firm orders for combat boots at July 29, 1995 and July 30, 1994 totaled approximately $8,000,000 (all of which is expected to be filled during the current year) and $2,000,000, respectively.

   Office Products and Printing Business
   McRae Graphics, Inc. (Graphics), a wholly owned subsidiary, is a non-exclusive distributor of Toshiba photocopier and facsimile machines in North Carolina. Graphics has nine district sales offices throughout the state of North Carolina. Graphics is also the sole distributor in North Carolina of RISO digital/duplicators. Machines, components and certain supplies which were sold by Graphics during fiscal 1995 were generally available only from Toshiba and RISO.

   The Registrant also competes in the printing and packaging market through a wholly owned subsidiary, Rae-Print Packaging, Inc. (Rae-Print). Rae-Print prints packaging material principally for the textile industry as well as for commercial and industrial customers. The principal materials used in Rae-Print's operations are paperboard and related products, which were readily available from a number of sources during the year.

   The office products sales and printing industries are generally highly competitive, with price and service being the dominant factors. The Registrant is not aware of any reliable statistics that would indicate its relative position within these industries.

   Revenues derived from this segment during fiscal 1995, 1994, and 1993 were 33%, 30% and 31%, respectively, of the Registrant's total revenues. There was no significant backlog of firm orders for this segment at July 29, 1995.

   Other Businesses
   The Registrant's Financing and Leasing Division manages the Registrant's short term investments and marketable securities. This division is also engaged in equipment leasing and the financing of receivables for other businesses and individuals.

   The Registrant is also engaged in the food and lodging industry. It owns and operates a 24 room motel and an adjacent 200 seat family style restaurant in Troy, North Carolina. Competition from similar businesses in the immediate vicinity is moderate.

   Other Investment Interests
   The Registrant has an investment in the Common Stock of American Mortgage and Investment Company ("AMIC"). AMIC is located in Charleston, South Carolina and is engaged in real estate development and sales, primarily lots for single family dwellings, in the coastal region of South Carolina. B. J. McRae, President of the Registrant, is President of AMIC. The Registrant also owns 100% of the outstanding 20% cumulative convertible preferred stock of AMIC. The investment in this preferred stock was written down to zero by the Registrant during fiscal 1990. Write downs in subsequent periods totaling approximately $273,000 have been made on the Registrant's books to reduce notes and accounts receivable due from AMIC in order to reflect the Registrant's equity in AMIC.

   Employment
   As of July 29, 1995 The Registrant employed approximately 375 persons in all divisions and subsidiaries. None of the Company's employees are represented by collective bargaining or a labor union. The Company considers its relationship with its employees to be good.

   Financial Information About Industry Segments
   Financial information for the past three fiscal years with respect to the Registrant's industry segments are incorporated herein by reference to note 14 to the consolidated financial statements included in this Report.

   ITEM 2. PROPERTIES
   The following table describes the location, all of which are owned by the Registrant and/or its subsidiaries, principal use and approximate size of all principal facilities of the Registrant and its subsidiaries.

   Location                    Principal Use                  Size

   402 North Main Street     Corporate headquarters,      71,000 square
   Mt. Gilead, N.C.          manufacturing,and sales      feet

   Highway 109 North         Footwear manufacturing       57,600 square
   Mt. Gilead, N.C.                                       feet

   2500 Port Malabar Blvd    Sales office                 5,250 square
   Palm Bay, Florida                                      feet

   Highway 109  North        Warehouse                    3,500 square
   Mt. Gilead, N.C.                                       feet

   Highway 109               Warehouse                    11,200 square
   Richmond County, N.C.                                  feet

   Highway  24-27            Manufacturing and            35,000 square
   Troy, N. C.               warehousing                  feet

   Highway 109 North         Leased space                 4,800 square
   Mt. Gilead, N. C.                                      feet

   111 Main Street           Printing Operation           11,520 square
   Mt. Gilead, N.C.                                       feet

   Highway 24-27             Motel and restaurant         24 room motel
   Troy, N. C.                                            6,625 square
                                                          foot restaurant

   Highway 24-27             Warehouse leased             11,760 square
   Troy, N. C.               to automobile                feet
                             dealership owned by
                             B. J. McRae

   Highway 24-27             Warehouse leased             4,800 square
   Troy, N. C.               to automobile                feet
                             dealership owned by B. J. McRae

   In addition to these principal locations, the Registrant and its subsidiaries lease other offices throughout the United States. The Registrant also owned approximately 500 acres of undeveloped land at July 29, 1995 that is being held for investment purposes.


   ITEM 3. LEGAL PROCEEDINGS

   During fiscal 1995, there were no material legal proceedings to which the Registrant or any of its subsidiaries is a party or of which any of their property is subject within the meaning of Item 103 of Regulation S-K.

   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

   PART II

   ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
   MATTERS

   The Registrant's classes of common stocks are traded on the American Stock Exchange (ticker symbol MRI-A and MRI-B). As of October 20, 1995, there were approximately 519 record holders of the Registrant's Class A Common Stock and approximately 443 record holders of the Class B Common Stock. High and low stock prices and dividends declared per share for the last two fiscal years were:

   CLASS A COMMON STOCK:
                           1995                       1994
                                  Cash                       Cash
                 Sales Price    Dividends    Sales Price   Dividends
    Quarter      High    Low     Declared   High    Low    Declared

    First        $9.25 $6.75      $.0875   $7.00    5.75    $.085
    Second        7.75  6.88       .0875   10.38    6.13     .085
    Third         7.13  5.88       .0875    9.63    7.75     .0875
    Fourth        7.25  5.81       .0875    8.13    6.88     .0875

   CLASS B COMMON STOCK:

                     1995                        1994
                  Sales Price                 Sales Price
   Quarter        High   Low                High      Low

   First         $8.38  $6.75              $6.63     $6.13
   Second         7.38   6.63              10.50      6.38
   Third          7.00   5.88              10.88      7.88
   Fourth         7.00   5.88               7.75      7.00

   The Registrant has no policy with respect to payment of dividends, but expects to continue paying regular cash dividends on its Class A Common Stock. All dividends paid on Class B Common Stock must also be paid on class A Common Stock in an equal amount. There is no assurance as to future dividends because they are dependent on future actions of the Board of Director, earnings, capital requirements, and financial condition.

   The following table set forth, by class of stock, average price per share traded and price/earnings ratios for the five most recent fiscal year periods. The "price/earnings ratio" is calculated by dividing the average per share trading price of each class by earnings per share of each class for each period presented. The "average price per share traded" represents the twelve months average trading price for each class of stock.

   CLASS A COMMON STOCK               1995   1994   1993   1992   1991

   Average price per share traded    $7.09  $7.67  $5.89  $5.25   $4.79
   Price/earnings ratio               8.86   7.91   7.27   6.56    5.21

   CLASS B COMMON STOCK

   Average price per share traded    $6.86 $7.69   $5.72   $5.19   5.08
   Price/earnings ratio               8.58  7.93    7.06    6.49   5.52



   ITEM 6. SELECTED FINANCIAL DATA
   (Amounts in thousands except share and per share amounts)

   Fiscal Year Ended       July 29, July 30, July 31, August 1, August 3,
                            1995     1994     1993      1992     1991

   Income Statement Data:
   Net revenues            $40,624  $39,454   $33,541  $31,653    $37,284
   Net earnings              2,184    2,633     2,210    2,177      2,484
   Net earnings
     per common share:        0.80     0.97      0.81      .80        .92
   Balance Sheet Data:
     Total assets          $29,583  $28,136   $25,880  $23,465    $22,436
     Long-term liabilities   -0-      -0-     294,000  239,000    233,000
     Working Capital        12,306   12,639    12,288   11,235     10,122
     Shareholders' equity   22,669   21,101    19,061   17,430     15,750
   Weighted average number
     of Common Shares
   Outstanding (a)       2,731,210 2,729,710 2,729,210 2,721,810 2,702,481
   Cash dividends declared
       per Common Share (b)  $0.35    $0.345     $0.34   $0.3232    $ 0.32

   (a) Includes both Class A and Class B Common Stock
   (b) Dividends were paid on Class A Common Stock only.

   ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND
   RESULTS OF OPERATIONS

   The Company reported revenues of $40.6 million for the 1995 fiscal year as compared to $39.5 million for the same period in 1994 and $33.5
   million in 1993.   Revenues for 1995 were at a record high for the
   Company and represents the third consecutive year of increased revenues. Bar code revenues continue to increase in importance to our business and currently constitute 43% of consolidated revenues as compared to 33% in 1994. Revenues for the footwear unit were down approximately $4.8 million in fiscal 1995 but were only $1.7 million less than the 1993
   levels of $10.7 million.    The loss of revenues and operating profits
   from the footwear unit during fiscal 1995 was a large cause for the deterioration in net earnings for 1995.

   The following chart sets forth the net revenues, gross profits, selling, general and administrative expenses, and operating profits of the major business units for the fiscal years 1993 through 1995.

                      1995   1994   1993          1995   1994    1993

   Net Revenues            Dollars              Percent of Total Revenues
    Bar Code        $17,315 $13,205 $11,775        43     33      35
    Office Products  11,919   9,872   8,495        29     25      25
    Footwear          9,004  13,777  10,713        22     35      32
    Printing          1,702   1,782   2,004         4      5       6
    Eliminations        684     818     554         2      2       2
   Consolidated     $40,624 $39,454 $33,541       100    100     100

   Gross Profit                                 Gross Profit Percentage
     Bar Code       $ 7,246  $6,077  $5,832        42     46     50
     Office Products  4,189   3,750   3,218        35     38     38
     Footwear         1,576   2,985   2,760        10     22     26
     Printing           272     286     232        16     16     12
     Eliminations
        and other       (48)    (61)   (131)
   Consolidated      13,235 $13,037 $11,911        33     33     36

   Selling, General and Administrative              Percentage of Sales
    Bar Code         $5,237  $4,567  $4,150        30     35     35
    Office Products   4,198   3,535   3,298        35     36     39
    Footwear            455     475     529         5      3      5
    Printing            185     251     405        11     14     20
    Eliminations       (145)    143      (1)
        and other
   Consolidated      $9,930  $8,971  $8,381        25     23     25


   Operating Profit                                 Percent of Sales
     Bar Code       $2,109   $1,510  $1,687        12     11     14
     Office Products    (9)     215     (80)       -       2      -
     Footwear        1,121    2,510   2,231        12     18     21
     Printing           87       35    (173)        5      2     (9)
     Eliminations
        and other       (3)    (204)   (135)
   Consolidated     $3,305   $4,066  $3,530         8     10     11

The above chart shows strong revenue growth during the past three fiscal years for both the bar code and office products units which represent 72% of the 1995 revenues. However, the effects of governmental budget constraints in lower expenditure levels of purchases of combat boots has severely affected footwear's revenues. The Company is currently operating under a three year contract with the US Government which began in August 1993. The terms of this contract require relatively constant shipments throughout the remaining period.
During the third quarter of 1995, the Company signed a $2.9 million contract
with a foreign government to supply combat boots.   Delivery will begin
during the first quarter of fiscal 1996.

Gross profit margins continue to erode in all three major units as a result of either competitive pressures or lower production levels. Competitive pricing pressures for our bar code products caused the erosion in profit margins from 50% to 46% to 42% during the years 1993, 1994, and 1995, respectively. This erosion has slowed during the last part of 1995 and is expected to stabilize during 1996. The office product's margins decreased from 38% in 1993 and 1994 to 35% in 1994. The decreases were primarily caused by increased service costs while profit margins for hardware and supply sales were relatively stable for the three years ended in fiscal 1995. The footwear margins dropped from 26% to 22% to 18% during the years 1993, 1994, and 1995, respectively. Footwear's margins have been adversely affected by the decrease in production in 1995, thereby decreasing the absorption of overhead and general and administrative costs.

Selling, general and administrative expenses for fiscal 1995 returned to 1993 levels as a percentage of sales. While sales increased 27% in 1995 for the bar code and the office products units in 1995, the related selling expenses increased only 13% during fiscal 1995. Consolidated selling expenses increased from 13% of total revenues in 1994 to 14% in 1995 because the shift in revenues during fiscal 1995 from footwear to the bar code and graphics units.

Total operating profit as a percentage of total revenues was 8% for 1995 as compared to 10% and 11% for 1994 and 1993 respectively. The loss of revenues at the footwear unit and the lower gross profit margins during 1995 caused the operating profits to decline during 1995.


Other income for the three years presented changed primarily because a large gain was included in 1993 of approximately $110,000, and the equity in our investee increased during 1995 resulting from a large infrequent sale. Lower state income taxes continue to reduce the effective tax rate for 1995 and 1994.

BUSINESS SEGMENTS

The Company has three primary business units: the bar code unit operates under the name of Compsee, the sales and servicing of office products is performed under the name of McRae Graphics, and the manufacturing of footwear is done under the name of McRae Footwear. The Company also operates several other smaller business that are included in the other category in the above chart.

BAR CODE OPERATIONS

Compsee manufacturers and distributes bar code reading and printing devices and other items related to optical data collection. Compsee is concentrating its efforts to expand into new markets throughout the United States and other parts of the world and currently has sales agents in the United States, Central and South America, Europe, Australia, the Middle East, and some Pacific Rim countries.

Total revenues for fiscal 1995 were 31% higher than in 1994 which was 12% higher than in 1993. Compsee has experienced four consecutive years of increased
revenues.   Approximately half of this increase in revenues has been caused by new volume and very little of the increase was caused by inflation. The volume increase resulted in new and increased revenues in two geographic markets during
fiscal 1995 while other areas achieved moderate growth in 1995 and 1994.    An
acquisition in September 1994 caused revenue to increase approximately $1.7 million during 1995. Operating profit as a percentage of revenues for this segment increased to 12% for fiscal 1995. Despite the increased pressure on pricing and gross margins, this unit has been able to reduce both selling and general and administrative expenses as a percentage of revenues by leveraging the fixed and semi-fixed costs over the higher revenue base. The bar code unit's selling, general and administrative expenses only increased approximately $670,000 or 15% during 1995 and is 30% of sales as compared to 35% of sales during 1994 and 1993.

OFFICE PRODUCTS

McRae Graphics sells and services certain office equipment of two major lines of photocopier, facsimile, and digital printing equipment through nine offices in North Carolina.

Total revenues for fiscal year 1995 were 21% higher than in 1994 which was 16% higher than the fiscal 1993 revenues. Revenues have continued to grow for four consecutive years. McRae Graphics sells various equipment and supplies and services the equipment it sells. Two new offices were operational during fiscal
1995 which resulted in most of the increase in revenues.   Gross margins
decreased approximately two percentage points during fiscal 1995. This was caused primarily by the service margins declining more than the equipment and supplies margins. Selling, general and administrative expenses decreased to 35% of revenues for fiscal 1995 by leveraging the fixed and semi-fixed costs over the higher revenues base.

FOOTWEAR

McRae Footwear manufactures military combat boots primarily for the United States Government. In an effort to supplement losses of production caused by the Defense Department's overall reduction of combat boot orders, the Company has begun producing boots for other markets. This segment is currently operating under the second year of a three year contract with the US Government.

Total revenues decreased to $9 million for fiscal 1995 or 65% of the fiscal 1994
revenues.   Because of the terms of the government contract and lower production levels, profit margins were adversely affected by absorption rates for overhead and general and administrative expenses.


OTHER OPERATIONS

Our printing unit had a large bad debt occur during 1993 which caused selling, general, and administrative expenses to increase substantially during that year
and caused that year's operating loss.   The primary cause of the large change
in operating profit in the other category during 1995 was the recovery of a bad debt of approximately $85,000 in our financing and leasing unit.

FINANCIAL CONDITION

The Company continues to have a strong balance sheet with a current ratio of over 3:1. Total assets grew approximately 5% during fiscal 1995, while stockholders' equity grew over 7% during the same period.

The increases in operations for our bar code and office products units resulted in increased levels of inventories and accounts receivable by the end of fiscal 1995. The primary increases in our trade receivables were in the bar code and office products units because of their increased sales activity. The days sales in their total trade receivables did not change significantly during 1995. The ageing of our trade receivables also continues to be good while our bad debts for the past two years were minor. These increases were the primary causes for the decrease in cash balances and cash flow from operations during 1995. The Company also paid its borrowings from banks during fiscal 1995, thereby reducing its interest expense for the fiscal year.

Investing activities during 1995 used cash of $4.2 million and was affected by the acquisition of the net assets of two bar code subsidiaries for $646,000, the reduction of $712,000 for capital expenditures as compared to the 1994 expenditures and the purchase of approximately $2.4 million of short term investments. Construction of the Company's corporate offices and certain manufacturing facilities during 1994 caused capital expenditures in 1994 to be higher than normal.

At July 29, 1995, the Company had lines of credit with several banks totalling $3.75 million, all of which was available to the Company. The Company will continue to have cash requirements to support working and capital needs. In order to meet these cash requirements, the Company intends to use internally generated funds and to borrow under its lines of credit, if necessary. Management believes that cash generated from these sources will be adequate to meet the Company's cash requirements during the next fiscal year.

ENVIRONMENTAL MATTERS

The Company is subject to various laws and regulations concerning environmental matters and employee safety and health in the United States. The Company has been able to comply with such laws and regulations without any material adverse effect on its business. In the opinion of management, the Company is not in violation of any environmental laws or regulations that would have a material adverse effect on the financial condition of the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents are filed as part of this report:


                                                                     Page
1. Independent auditor's report                                            14

2. McRae Industries, Inc. and Subsidiaries consolidated financial statements:

     Consolidated Balance Sheets as of July 29, 1995 and July 30,1994      15

     Consolidated Statements of Operations for the Years Ended
      July 29,1995, July 30, 1994, and July 31, 1993                       16

     Consolidated Statements of Cash Flow for the Years Ended
      July 29, 1995, July 30, 1994, and July 31, 1993                      17

     Consolidated Statements of Shareholders' Equity for the
      Years Ended July 29, 1995, July 30, 1994, and July 31, 1993          18

     Notes to Consolidated Financial Statements                         19-27

3. Financial Statement Schedule:

          Schedule VIII                                                   28

Schedules other than those listed above have been omitted because they are not applicable or the required information is shown in the financial statements of the notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING FINANCIAL
DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

The information contained in the Sections captioned "Election of Directors" and "Compliance with Section 16 (a) of Securities Exchange Act of 1934" of the Registrant's Proxy Statement for the meeting to be held December 21, 1995, with respect to directors and executive officers of the Company, is incorporated herein by reference in response to this item.

ITEM 11. EXECUTIVE COMPENSATION

The information contained in the Section captioned "Executive of Directors-Directors" Fees and Meeting Attendance", "Interlocks and Inside Participation", "Executive Compensation", and "July 29, 1995 Option Values" of the Registrant's Proxy Statement for the meeting to be held December 21, 1995, with respect to executive compensation, is incorporated herein by reference in response to this item.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The information contained in the Sections captioned "Principal Shareholders" and "Election of Directors" of the Registrant's Proxy Statement for the meeting to be held December 21, 1995, with respect to security ownership of certain beneficial owner and management, is incorporated herein by reference in response to this item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained in the Section captioned "Interlocks and Insider Participation" of the Registrant's Proxy Statement for the meeting to be held December 21, 1995, with respect to certain relationships and related transactions, is incorporated herein by reference in response to this item.

                          Gleiberman Spears Shepherd & Menaker, P. A.


                              Independent Auditors' Report




To the Board of Directors
 and Shareholders of
 McRae Industries, Inc.
 Mount Gilead, North Carolina


We have audited the accompanying consolidated balance sheets of McRae Industries, Inc. and subsidiaries as of July 29, 1995 and July 30, 1994, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended July 29, 1995 and the financial statement schedule listed under Item 8. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of McRae Industries, Inc. and subsidiaries as of July 29, 1995 and July 30, 1994, and the results of their operations and their cash flows for each of the three years in the period ended July 29, 1995, in conformity with generally accepted accounting principles. Further, in our opinion, the financial statement schedule referred to above presents fairly, in all material respects, the information stated therein, when considered in relation to the financial statements taken as a whole.



/s/ Gleiberman Spears Shepherd & Menaker, P.A.

October 3, 1995


Nations Bank Suite 3500
Charlotte, North Carolina 28280
Telephone 704-377-0220
Telefax  704-377-7612

                          CONSOLIDATED BALANCE SHEETS

McRae Industries, Inc. and Subsidiaries
                                                   July 29,         July 30,
                                                     1995             1994
ASSETS
Current Assets:
 Cash and cash equivalents                         $ 628,000     $  6,542,000
 Investments                                       3,244,000          871,000
 Accounts and notes receivable, less allowances
   for doubtful accounts of $80,000 and $86,000    5,860,000        4,582,000
   respectively
 Inventories                                       7,273,000        5,888,000
 Net investment in capitalized leases                944,000          761,000
 Prepaid expenses and other current assets           352,000          258,000
      Total Current Assets                        18,301,000       18,902,000
 Property, Plant and Equipment, net                4,541,000        4,058,000
 Other Assets:
   Notes and accounts receivable, related entities 2,287,000        2,055,000
   Net investment in capitalized leases            1,690,000        1,319,000
   Notes receivable                                  903,000          905,000
   Real estate held for investment                   426,000          375,000
   Goodwill                                          708,000
   Other                                             727,000          522,000
                                                   6,741,000        5,176,000
                                                 $29,583,000      $28,136,000
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Notes payable to banks                                           $   962,000
 Accounts payable                                $ 1,897,000        1,294,000
 Accrued employee benefits                         1,301,000        1,290,000
 Deferred revenues                                 1,335,000        1,127,000
 Accrued payroll and payroll taxes                   595,000          476,000
 Due to related parties                               55,000           88,000
 Income taxes                                        353,000          526,000
 Other                                               459,000          500,000
      Total Current Liabilities                    5,995,000        6,263,000
Minority Interest                                    919,000          772,000

Commitments and Contingencies

Shareholders' Equity:
 Common Stock:
  Class "A", $1 par value; authorized 5,000,000 shares;
  issued and outstanding, 1,778,573 and 1,735,363
  shares respectively                             1,778,000        1,735,000
 Class"B", $1 par value; authorized 2,500,000 shares;
  issued and outstanding, 952,637 and  995,847
  shares, respectively                              953,000          996,000
 Additional Paid-In Capital                         676,000          676,000
 Retained Earnings                               19,262,000       17,694,000
                                                 22,669,000       21,101,000
                                                $29,583,000      $28,136,000
See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS

McRae Industries, Inc. and Subsidiaries

For the Years Ended                      July 29,      July 30,     July 31,
                                           1995          1994         1993


Net revenues                            $40,624,000  $39,454,000  $33,541,000
Cost of revenues                         27,389,000   26,417,000   21,630,000
Gross profit                             13,235,000   13,037,000   11,911,000
Selling, general and administrative       9,930,000    8,971,000    8,381,000
Earnings from operations                  3,305,000    4,066,000    3,530,000
Other income, net                           429,000      292,000      390,000
Earnings before income taxes and minority 3,734,000    4,358,000    3,920,000
 interest
Provision for income taxes                1,403,000    1,599,000    1,580,000
Minority shareholder's interest
      in earnings of subsidiary             147,000      126,000      130,000
Net earnings                            $ 2,184,000  $ 2,633,000   $2,210,000

Net earnings per Common Share                 $0.80        $0.97        $0.81
Weighted average number of
 Common Shares outstanding                2,731,210    2,729,710    2,729,210

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

McRae Industries, Inc. and Subsidiaries
For the Years Ended                        July 29,    July 30,     July 31,
                                             1995        1994         1993

Cash Flows from Operating Activities:
 Net earnings                             $2,184,000  $2,633,000 $2,210,000
  Adjustments to reconcile net earnings to net
  cash provided by operating activities:
    Depreciation and amortization            807,000     610,000    596,000
    Equity in net (income) loss of
     investee                            (    25,000)     34,000     29,000
    Minority shareholder's interest in
     earnings of subsidiary                  147,000     126,000    130,000
    Gain on sale of assets                                      (   141,000)
  Changes in operating assets and
   liabilities, net of effects from
   purchase ofsubsidiaries:
    Accounts and notes receivable        (   965,000)   (467,000)(   818,000)
    Inventories                          ( 1,593,000)    360,000 ( 1,295,000)
    Net investment in capitalized        (   554,000)   (261,000)(   277,000)
     leases
    Prepaid expenses and other
     current assets                      (    94,000)    (50,000)     84,000
    Accounts payable                         235,000    (481,000)     75,000
    Accrued employee benefits                 11,000     237,000     264,000
    Deferred revenues                        208,000     149,000     132,000
    Accrued payroll and payroll taxes        119,000       3,000     190,000
    Income taxes                          (  186,000)    423,000 (    15,000)
    Other                                 (  305,000)     33,000 (   295,000)
Net Cash (Used In) Provided by
          Operating Activities            (   11,000)  3,349,000     869,000
Cash Flows from Investing Activities:
  Purchase of subsidiaries, net of
   cash acquired                          (  646,000)
  Disposals of property                                   27,000     397,000
  Purchases of securities                ( 2,373,000)    (21,000) (  171,000)
  Capital expenditures                   (   956,000) (1,668,000) (  625,000)
  Net advances to related parties        (   207,000) (  121,000) (  147,000)
  Net (advances) collections on notes          2,000  (  182,000) (  356,000)
   receivables
Net Cash Used in Investing Activities    ( 4,180,000) (1,965,000) (  902,000)
Cash Flows from Financing Activities:
  Borrowings of long-term debt and notes
   payable                                               400,000     465,000
  Principal repayments of long-term debt
   and notes payable                      (1,107,000)   (747,000)   (403,000)
  Proceeds from exercise of stock options                  4,000
  Dividends paid                         (   616,000) (  597,000) (  579,000)
Net Cash Used in Financing Activities    ( 1,723,000) (  940,000) (  517,000)
Net Increase (Decrease) in Cash and Cash
 Equivalents                             (5,914,000)     444,000  (  550,000)
Cash and Cash Equivalents at Beginning of
 year                                     6,542,000    6,098,000   6,648,000
Cash and Cash Equivalents at End of Year   $628,000   $6,542,000  $6,098,000

See notes to consolidated financial statements.



CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

McRae Industries, Inc. and Subsidiaries


                                        Common Stock, $1 par value
                                      Class "A"              Class "B"        Additional     Retained
                                 Shares      Amount     Shares      Amount  Paid-in Capital  Earnings
Balance,  August 1, 1992       1,682,843   $1,683,000  1,046,367  $1,046,000  $674,000      $14,027,000
Conversion of Class "B" to
       Class "A" stock            48,480       48,000   ( 48,480) (  48,000)
Cash dividend ($.34 per Class "A"
      common share)                                                                           ( 579,000)
Net earnings                                                                                  2,210,000
Balance,  August 1, 1993       1,731,323    1,731,000    997,887    998,000    674,000       15,658,000
Conversion of Class "B" to
       Class "A" stock             3,040        3,000    ( 3,040)  (  3,000)
Cash dividend ($.345 per Class "A"
      common share)                                                                           ( 597,000)
Exercise of stock options          1,000        1,000      1,000      1,000      2,000
Net earnings                                                                                  2,633,000
Balance, July 31, 1994         1,735,363    1,735,000    995,847    996,000    676,000       17,694,000
Conversion of Class "B" to
      Class "A" stock             43,210       43,000    (43,210)  ( 43,000)
Cash dividend ($.35 per Class "A"
      common share)                                                                           ( 616,000)
Net earnings                                                                                  2,184,000
Balance July 29, 1995          1,778,573   $1,778,000    952,637   $953,000   $676,000      $19,262,000


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

McRae Industries, Inc. and Subsidiaries
For the Years Ended July 29, 1995, July 30, 1994 and July 31, 1993

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries. Minority interest represents the minority shareholder's proportionate share of the equity of a majority-owned subsidiary. The investment in an investee is accounted for on the equity method. Significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents
Cash equivalents consist of highly liquid debt instruments such as certificates of deposit and commercial paper purchased with an original maturity date of three months or less.

Securities
At July 29, 1995, investments in marketable equity and debt securities have been categorized as available for sale and as a result are stated at fair value based on quoted market prices. Unrealized holding gains and losses, if applicable, are included as a separate component of shareholders' equity until realized. At July 29, 1995, investments were stated at the lower of aggregrate cost or market. The effect of this change in accounting principles was not material to the financial statements for fiscal 1995.

Inventories
Inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method for the footwear and photocopier inventories and using the first-in, first-out (FIFO) method for all other inventories.

Property, Plant and Equipment
Property, plant and equipment are stated at cost. Depreciation and amortization are provided on a straight-line method for financial reporting purposes and by accelerated methods for income tax purposes.

Service Revenue Recognition
Service maintenance agreements are sold for certain products. When such revenues are recorded prior to providing repair and maintenance service, the revenues are deferred and recognized over the term of the related agreements.

Goodwill
Goodwill is amortized by the straight line method over periods ranging up to 20 years. On a periodic basis, the Company estimates the future undiscounted cash flow of the businesses to which goodwill relates to assess that the carrying value of such goodwill has not been impaired.

Earnings Per Share
Earnings per share are based on the weighted average number of shares of common stock outstanding during the year.

Reclassifications
Certain reclassifications have been made to the prior years' financial statements and notes thereto to conform with the current year presentation.

2. ACQUISITIONS

All acquisitions have been accounted for as purchases; operations of the companies acquired have been included in the accompanying consolidated financial statements from their respective dates of acquisition. The excesses of the purchase prices over fair value of the net assets acquired are included in goodwill. Supplemental information, combining the acquired companies on a pro forma basis as though they were acquired at the beginning of the fiscal years, has not been presented because it would have an immaterial effect on the net revenues and income for the periods presented.

In September 1994, the Company acquired DataScan Corporation, a reseller of bar code products located in South Carolina, for approximately $523,000. The allocation of the purchase prices over the fair value of the net assets acquired resulted in an excess of approximately $600,000 and is being amortized by the straight line method over twenty years.

In June 1995, the Company acquired Systems Intregrators, Inc., a consulting firm primarily engaged in programming bar code related products, for approximately $315,000. The allocation of the purchase price over the fair values of its net assets acquired resulted in an excess of approximately $138,000 and is being amortized by the straight line method over fifteen years.

3. INVESTMENTS

The following is a summary of the estimated fair value of available for sale securities:

                                                   1995           1994
  Certificates of Deposit                        $2,332,000   $    -
  Mutual Funds                                      551,000     511,000
  Municipal Bonds                                   354,000     354,000
  Common Stocks                                       7,000       6,000
                                                 $3,244,000    $871,000

At July 29, 1995, all certificates of deposit had contractual maturities of one year or less. Expected maturities may differ from contractual maturities of the municipal bonds because the issurers of the securities may have the right to prepay obligations without prepayment penalties. Unrealized gains and losses were not material at July 29, 1995 or July 30, 1994.

4. INVENTORIES

Current cost exceeds the LIFO value of inventories by approximately $847,000 and $735,000 at July 29, 1995 and July 30, 1994, respectively. Year end inventories valued under the LIFO method were approximately $4,500,000 at
July 29, 1995 and approximately $3,700,000 at July 30, 1994. The components of inventory at each year end are as follows:
                                                     1995               1994
Raw materials                                     $1,093,000       $   857,000
Work-in-process                                      444,000           472,000
Finished goods                                     5,736,000         4,559,000
                                                  $7,273,000       $ 5,888,000


5. LEASES

The Company leases certain photocopier products under sales-type leases. The Company's net investment in these leases is as follows:

                                                           1995        1994
Minimum lease payments receivable                     $2,913,000   $2,303,000
Estimated unguaranteed residual values                   242,000      194,000
Unearned income                                         (471,000)    (387,000)
Allowance for credit losses                            (  50,000)    ( 30,000)
Net investment                                        $2,634,000   $2,080,000

The scheduled maturities for the above minimum lease payments receivable at July 29, 1995 are as follows:

Fiscal Year Ending
  1996                                                             $1,139,000
  1997                                                                900,000
  1998                                                                548,000
  1999                                                                249,000
  2000 and Thereafter                                                  77,000
Total minimum lease payments receivable                            $2,913,000


6. PROPERTY, PLANT AND EQUIPMENT
                                                            1995      1994
Land and improvements                                   $  626,000 $  612,000
Buildings                                                3,324,000  3,384,000
Machinery and equipment                                  3,470,000  2,801,000
Furniture and fixtures                                   2,291,000  1,702,000
                                                         9,711,000  8,499,000
Less: Accumulated depreciation                           5,170,000  4,441,000
                                                         4,541,000  4,058,000


7. EMPLOYEE BENEFIT PLANS
The Company's employee benefit program consists of a defined benefit pension plan, an employee stock ownership plan, a cash bonus program, incentive awards and other specified employee benefits as approved by the Board of Directors. At its sole discretion, the Board of Directors determines the amount and the timing of payment for benefits under these plans.

The Company's noncontributory defined benefit pension plan and employee stock ownership plan cover substantially all employees. On September 30, 1992 the Board of Directors decided to terminate the defined benefit pension plan. The amount owed to the pension plan as a result of the plan's termination has not yet been determined by the actuary, but additional required funding, if any, is not expected to exceed the amount accrued as of July 29, 1995. The defined benefit pension plan provided for benefits based on length of service from date of employment and the employee's average compensation. Plan assets are invested principally in collective funds consisting of short-term cash, fixed-income and equity investments.

The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 8% for 1992. The expected long-term rate of return on assets is 8%.

The following table sets forth the defined benefit plan's funding status at the end of each year indicated.

                                                   1995      1994     1993

Actuarial present value of benefit obligations:
Accumulated benefit obligation, including vested
 benefits of $873,000, $836,000 and $888,000,
 respectively                                   ($873,000) ($836,000)($888,000)
Projected benefit obligation for service rendered
 to date                                        ($875,000) ($836,000)($888,000)
Plan assets at fair market value                ( 753,000) ( 768,000)( 812,000)
Projected benefit obligation in excess of plan  ( 122,000) (  68,000)(  76,000)
 assets
Unrecognized net (gain) loss                       92,000     41,000    20,000
Additional liability recognized for unfunded
   accumulated benefit obligation                ( 90,000) (  41,000) ( 20,000)
Net pension liability                            (120,000)  ( 68,000) ( 76,000)
Net periodic pension costs:
Interest cost on projected benefit obligation      67,000     67,000    67,000
Actual return on plan assets                     ( 35,000)   (17,000) ( 39,000)
Net asset gain less (loss) during the period     ( 25,000)   (47,000) ( 24,000)
Net periodic pension costs                       ($ 7,000)   $ 3,000  $  4,000

The employee stock ownership plan's (ESOP) principal investments include shares of Class "A" and "B" common stock of the Company and collective funds consisting of short-term cash, fixed-income and equity investments.

Employee benefit program expense amounted to $725,000, $850,000 and $550,000 in 1995, 1994 and 1993, respectively. To the extent the amount of these benefits are not disbursed, the Board may, at its sole discretion, reduce any remaining accruals.


8.INCOME TAXES

Significant components of the provision for income taxes are as follows:

                                    1995           1994               1993

Current:
    Federal                      $1,010,000     $1,324,000      $  1,269,000
    State                           238,000        285,000           376,000
   Total Current                  1,248,000      1,609,000         1,645,000
Deferred:
    Federal                         133,000     (    9,000)      (    56,000)
    State                            22,000     (    1,000)      (     9,000)
   Total deferred                   155,000     (   10,000)      (    65,000)
                                 $1,403,000    $ 1,599,000       $ 1,580,000

The components of the provision for deferred income taxes are as follows:

                                       1995            1994            1993
Depreciation                        $  21,000        $16,000        ($ 89,000)
Leasing activities                    111,000         62,000            3,000
Employee benefit accrual            (   6,000)      ( 75,000)        (104,000)
Bad debt allowances                 (  10,000)      ( 18,000)          61,000
Other                                  39,000          5,000           64,000
 Provision for deferred income
  taxes                              $155,000       ($10,000)       ($65,000)



Deferred tax liabilities and assets at each year end are as follows:

Deferred tax liabilities:                                1995           1994
 Tax over book depreciation                            $268,000       $247,000
    Leasing activities                                  522,000        420,000
       Total deferred tax liabilities                   790,000        667,000
Deferred tax assets:
    Employee benefit accrual                            373,000        368,000
    Other reserves                                       59,000         96,000
        Total deferred tax assets                       432,000        464,000
Net deferred tax liability                             $358,000       $203,000



The reconciliation of income tax computed at the U. S. federal statutory tax rate to actual income tax expense are (in thousands):

                                  1995            1994                 1993
                            Amount Percent   Amount Percent     Amount Percent
Tax at U. S. statutory rate $1,269  34.0%    $1,482  34.0%      $1,332   34.0%
State income taxes, net of
 federal tax benefit           157   6.3        188   6.3          248    6.3
Other  -  net                 ( 23) (2.3)       (71) (1.6)
                            $1,403  38.0%    $1,599  36.7%      $1,580  40.3%

Total income tax payments during fiscal years 1995, 1994 and 1993 were approximately $1,647,000, $1,100,000, and $1,668,000, respectively.

9. COMMITMENTS AND CONTINGENCIES

Minority Interest
The Company has entered into a restrictive stock agreement with the minority shareholder of its majority owned subsidiary. Under the terms of the agreement, the Company has the right of first refusal to purchase at any time any shares representing the minority interest in the subsidiary at a defined book value of said shares. The minority shareholder has the right to sell twenty percent of his shares per year to the Company in November 1994 and each year thereafter, at the defined book value of such shares, provided the minority shareholder remains employed by the subsidiary.

Credit Facilities
The Company has loan agreements with several banks pursuant to which the banks have agreed to provide lines of credit up to $3,750,000 subject to certain restrictions at the banks' prime interest rate.

Concentrations Of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, securities, trade and notes receivables, and capitalized leases. Allowances are maintained for potential credit losses, and such losses have been within management's expectations.

The Company maintains substantially all of its cash and certificates of deposit with various financial institutions in amounts which are in excess of the
Federally insured limits.   Management of the Company performs periodic
evaluations of the relative credit standing of those financial institutions and does not expect to incur any losses. The Company has various other investments in securities that are diversified to reduce the risk to principal from credit and investment sector risk. Concentrations of credit risk with respect to trade receivables and capitalized leases are limited due to the large number of entities comprising the Company's customer base, the individual debtor's financial strength, and/or their dispersion across many different industries. The Company does not normally require colleteral relating to normal trade receivables or leases, however the notes receivable do require colleteral. The Comapny has receivables in the amount of $1,687,000 from the President and a seperate business owned by the President and does not require colleteral for those receivables.

Other
Under the terms of sale to the U.S. Government, the negotiated contract prices of combat boots are subject to renegotiation if certain conditions are present. Management is of the opinion that renegotiation, if any, will have no material adverse effect on the Company's consolidated financial position or results of operations.

10. SHAREHOLDERS' EQUITY

Common Stock
Each share of Class "A" Common Stock is entitled to one-tenth vote and each share of Class "B" Common Stock is entitled to one full vote at meetings of shareholders, except that Class "A" shareholders are entitled to elect 25 % and Class "B" shareholders are entitled to elect 75 % of the directors. Each share of Class "B" Common Stock can be converted to Class "A" Common Stock on a share for share basis. All dividends paid on Class "B" Common Stock must also be paid on Class "A" Common Stock in an equal amount.

The Company has a nonqualified stock option plan. Under the terms of the stock option plan, stock options to purchase Common Stock may be granted to selected key employees. The Company has reserved 120,000 each of Class A and Class B shares for the nonqualified stock option plan. Transactions involving the plan are summarized as follows:

Nonqualified Stock Option Plan
                                               1995             1994              1993
                                              Class            Class             Class
                                            A        B       A       B         A       B

Outstanding and exercisable at beginning
 of year                                  14,690   14,500  15,690  15,500   15,690    15,500
Exercised ($2.125 per share - Class A,
 $1.875
   per share - Class B)                    -0-     -0-     (1,000) (1,000)    -0-      -0-
Outstanding and exercisable at end of
 year ($2.125) per share - Class A,
 $1.875 per share - Class B)              14,690   14,500  14,690  14,500   15,690    15,500

At July 29, 1995, 143,000 shares were available for future grants under the nonqualified stock option plan.

11. RELATED PARTY TRANSACTIONS

Notes and accounts receivable from related entities that are included in the balance sheet are as follows:

                                                       1995           1994
Investments in and advances to investee           $   600,000    $   447,000

McRae Chevrolet Buick, guaranteed by the
President of the Company, with interest at
federal funds rate plus 2%                          1,071,000      1,297,000

Notes receivable from the President of the
Company, unsecured,with interest at federal
funds rate plus 2%                                    616,000        311,000
                                                   $2,287,000     $2,055,000

As of July 29, 1995 there were approximately $460,000 ($655,000 at July 30,
1994) of receivables due from employees included in notes and accounts receivable.

12. INVESTMENT IN INVESTEE

The Company has an investment in a real estate development company. The investee has been operating under Chapter X of the United States Bankruptcy Act since 1974, and the court has imposed certain restrictions under a Plan of Reorganization. The Company adjusts its investment in and advances to the investee by the equity method. Summarized financial data of the investee is as follows:

                                              1995       1994        1993
Balance Sheet
  Assets                                  $1,451,000  $1,277,000  $1,220,000
  Liabilities                              1,733,000   1,584,000   1,493,000
  Shareholders' deficiency                  (282,000)   (307,000)   (273,000)

Results of Operations
  Revenues                                $  215,000   $  84,000  $  258,000
  Net income (lo)                             25,000     (34,000)    (29,000)

The following table summarizes the activity of the Company's investment in investee:
                                               1995        1994       1993
Beginning investment                      $  447,000    $400,000    $ 395,000
Equity in income(loss)                        25,000     (34,000)     (29,000)
Additional investments                       128,000      81,000       34,000
Ending investment                         $  600,000    $447,000     $400,000

13. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following table sets forth unaudited quarterly financial information for the years ended July 29, 1995 and July 30, 1994:

                             First      Second        Third       Fourth
July 29, 1995
Net revenues            $  9,776,000  $10,041,000  $10,451,000  $10,356,000
Gross profit               3,106,000    3,287,000    3,371,000    3,471,000
Net earnings                 467,000      533,000      525,000      659,000
Net earnings per
 common share                    .17          .20          .19          .24

July 30, 1994
Net revenues             $10,330,000  $10,146,000   $9,277,000   $9,701,000
Gross profit               3,558,000    3,048,000    3,321,000    3,110,000
Net earnings                 786,000      521,000      611,000      715,000
Net earnings per
 common share                    .29          .19          .22          .27

14. INDUSTRY SEGMENT INFORMATION

The Company's principal operations have been classified into three business segments: bar code operations, office products and printing and footwear
manufacturing.   The bar code segment manufactures and sells  bar code reading and printing devices and other items related to optical data collection. The office products and printing segment sells, provides maintenance and leases photocopiers, facsimile and digital/duplicators and operates a commercial printing company. The footwear segment manufactures combat boots principally for the U.S. Government. Total consolidated revenues related to sales to the U.S. Government were 22% in 1995, 35% in 1994 and 30% in 1993. There were no significant intersegment sales or transfers during 1995, 1994 and 1993. Operating profits by business segment excludes allocated corporate interest income, income taxes, minority interest and equity in net loss of investee. Corporate assets consist principally of cash, short term investments, certain receivables, and real estate held for investment.


                                                        Office Products
                                 Footwear     Bar Code    and Printing   Corporate   Consolidated
For the Year Ended July 29, 1995
 Net revenues                    $9,004,000   $17,315,000   $13,621,000    $684,000  $40,624,000
 Earnings (loss) from operations  1,121,000     2,109,000        78,000      (3,000)   3,305,000
 Identifiable assets              2,435,000     9,474,000    10,500,000   7,174,000   29,583,000
 Capital expenditures                17,000       205,000       487,000     247,000      956,000
 Depreciation and amortization      138,000       146,000       260,000     263,000      807,000

For the Year Ended July 30, 1994
 Net revenues                   $13,777,000   $13,205,000   $11,654,000    $818,000  $39,454,000
 Earnings (loss) from operations  2,510,000     1,510,000       250,000   ( 204,000)   4,066,000
 Identifiable assets              2,166,000     9,447,000     8,640,000   7,883,000   28,136,000
 Capital expenditures               113,000       717,000       377,000     461,000    1,668,000
 Depreciation expense               145,000        75,000       188,000     202,000      610,000

For the Year Ended July 31, 1993
 Net revenues                   $10,713,000   $11,775,000  $ 10,499,000   $ 554,000  $33,541,000
 Earnings from operations         2,231,000     1,687,000      (253,000)   (135,000)   3,530,000
 Identifiable assets              2,694,000     8,292,000     7,369,000   7,525,000   25,880,000
 Capital expenditures                36,000        89,000       120,000     380,000      625,000
 Depreciation expense               140,000        62,000       207,000     187,000      596,000



         SCHEDULE VIII - - - - VALUATION AND QUALIFYING ACCOUNTS
                 McRae Industries, Inc. and Subsidiaries

         COL. A                     COL. B             COL. C            COL. D        COL. E
                                                      ADDITIONS
                                   Balance at      (1)        (2)                      Balance
       Description               Beginning of    Charged    Charged     Deductions-     at End
                                    Period       to Cost    to Other     Describe         of
                                                   and      Accounts-                   Period
                                                 Expenses   Describe
Year ended July 29, 1995:
Deducted from asset accounts:
  Allowance for doubtful accounts    $116,000     ($47,000)              $61,000 (1)  $130,000
Employee benefit accrual            1,290,000      725,000              (714,000)(2) 1,301,000
Health insurance accrual              195,000      753,000              (802,000)(2)   146,000

Year ended July 30, 1994:
Deducted from assets accounts:
   Allowance for doubtful accounts    $70,000     $ 90,000              ($44,000)(1)  $116,000
Employee benefit accrual            1,053,000      850,000              (613,000)(2) 1,290,000
Health insurance accrual              125,000      935,000              (865,000)(2)   195,000

Year ended July 31, 1993:
Deducted from assets accounts:
   Allowance for doubtful accounts  $ 227,000     $216,000             ($373,000)(1)   $70,000
Employee benefit accrual              789,000      550,000              (286,000)(2) 1,053,000
Health insurance accrual              140,000      407,000              (422,000)(2)   125,000

(1) Uncollectible accounts written off
(2) Expenses charges to operations

          PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON 8-K


(a). (1) See Item 8.

      (2) See Item 8.

      (3) See part (c) below.

(b). Reports on Form 8-K

      None.

(c) Exhibits

3.1 Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Registrant's Form S-14, Registration N. 2-85908)

3.2 Amendment to the Certificate of Incorporation. (Incorporated by reference to Exhibit 3 to the Registrant's Form 10-K for the fiscal year ended August 1, 1987)

3.3 Amendment to the Bylaws of the Registrant effective September 10, 1993. (Incorporated by reference to Exhibit 3.3 to the Registrants Form 10-K for the fiscal year ended July 31, 1993)

3.4   Restated Bylaws of the Registrant.  (Incorporated by reference to Exhibit
      3.4 to the Registrant's Form 10-K for the fiscal year ended July 31, 1993)

10.1 1985 McRae Industries, Inc. Non-Qualified Stock Option Plan. (Incorporated by reference to Exhibit 10 to the Registrant's Form 10-K for the fiscal year ended August 3, 1985)*

10.2 Technical Assistance Agreement dated September 13, 1984 between the Registrant and Ro-Search,Incorporated. (Incorporated by reference to Exhibit 10.4 to the Registrant's Form 10-K for the fiscal year ended July 28, 1984)

10.3 Award/Contract between Defense Personnel Support Center and McRae Industries, Inc. dated August 6,1993. (Incorporated by reference to
     Exhibit 10.3 to the Registrant's Form 10-K for the fiscal year ended July 31, 1993)

22   Subsidiaries of the Registrant (Filed herein)

24   Consent of Independent Auditors (Filed herein)

     *Denotes a management contract or compensatory plan or arrangement.

(d) Financial Statement Schedules - The response to this portion of Item 14 is submitted as a separate section of this report.

           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    McRAE INDUSTRIES, INC.
Dated:  October 24, 1995                            By:   /s/ B. J. McRae
                                                    B. J. McRae
                                                    President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                                                         Date

/s/ B. J. McRae                                              October 24, 1995
President and Director
(Principal Executive Officer)

/s/ George M. Bruton
George M. Bruton                                             October 24, 1995
Director

/s/Hilton Cochran
Hilton Cochran                                               October 24, 1995
Director

/s/ James W. McRae
James W. McRae                                               October 24, 1995
Vice President, Secretary
and Director

/s/Victor A. Karam
Victor A. Karam                                              October 24, 1995
Vice President of
Footwear and Director

/s/ D. Gary McRae
D. Gary McRae                                                 October 24,1995
First Vice President
Treasurer and Director

/s/ Harold W. Smith
Harold Smith                                                 October 24, 1995
Vice President of
McRae Graphics, Inc. and Director

/s/David K. Helms
David K. Helms                                               October 24, 1995
Vice President of Finance
(Principal Financial and Accounting Officer)

                                                           Exhibit 22




SUBSIDIARIES OF THE REGISTRANT

Name of Subsidiary                                      State of Incorporation

McRae Graphics, Inc.                                           North Carolina

Rae-Print Packaging, Inc.                                      North Carolina

Compsee, Inc. (90% ownership)                                  North Carolina

Hoke Development Company, Inc.                                 North Carolina

McRae Boot, Inc.                                               North Carolina

DataScan Corporation                                           South Carolina

System Integrators Plus, Inc.                                  North Carolina

                                                               Exhibit 24



GLEIBERMAN SPEARS SHEPHERD & MENAKER, P.A.





CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Post Effective Amendment to the Registration Statement of Form S-8 (No. 33-24648) of McRae Industries, Inc. and subsidiaries of our report dated October 3, 1995 on the consolidated financial statements and financial statement schedule of McRae Industries, Inc. and subsidiaries as listed under Item 8 on page 12 of the Annual Report on Form 10-K for the year ended July 29, 1995.



/s/Gleiberman Spears Shepherd & Menaker, P. A.

Charlotte, North Carolina
October 3, 1995