Form 10-Q
period 1995-10-28
MCRAE INDUSTRIES INC
filed 1995-12-12
CIK 729284

United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                   Form 10-Q

                                  (Mark One)

{x} Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Period Ended October 28, 1995

                                     or
{ } Transaction Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from           to

Commission file number 1-85-78

                             McRae Industries, Inc.
              (Exact name of registrant as specified in its charter)

           Delaware                                  56-0706710
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporated or organization)

         402 North Main Street
       Mt. Gilead, North Carolina                        27306
(Address of principal executive offices)              (Zip Code)

                                    (910) 439-6147
                  (Registrant's telephone number, including area code)

                                     Not Applicable
                  (Former name, former address and former fiscal year,
                             if changed since last report)

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

Common Stock, Sl Par Value--Class A 1,779,387 shares as of December 1,1995 Common Stock, $1 Par Value--Class B 952,013 shares as of December 1,1995

                                   INDEX

                 McRae Industries, Inc. and Subsidiaries

Part I. Financial Information

Item 1. Financial Statements (Unaudited)                              Page No.

   Consolidated Balance Sheets - October 28, 1995 and
   and July 29, 1995                                                      3

   Condensed Consolidated Statements of Operations - Three months
   ended October 28, 1995 and October 29, 1994                           4

   Condensed Consolidated Statements of Cash Flows - Three months
   ended October 28, 1995 and October 29, 1994                            5

   Notes to Quarterly Financial Statements - October 28, 1995             6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                               7

Part II. Other Information                                                8

  Item 1.  Legal Information

  Item 2.  Changes In Securities

  Item 3.  Defaults upon Senior Securities

  Item 4. Submission of Matters to a vote of Security Holders

  Item 5.  Other Information

  Item 6.  Exhibits and Reports on Form 8-K

Signatures                                                                9

                     Part I. Financial Information

                   McRae Industries, Inc. and Subsidiaries

Consolidated Balance Sheets
                                                  October 28,       July 29,
                                                     1995             1995
Assets                                            (Unaudited)        (Note)

Current assets:
 Cash and cash equivalents                      $  1,079,000      $   628,000
 Securities                                        1,940,000        3,244,000
 Accounts and notes receivable,net                 6,270,000        5,860,000
 Inventories                                       7,574,000        7,273,000
 Net investment in capitalized leases                934,000          944,000
 Prepaid expenses and other current assets           336,000          352,000
   Total current assets                           18,133,000       18,301,000

Property, plant and equipment,net                  4,658,000        4,541,000

Other assets:
 Notes and accounts receivable,
  related entities                                 2,331,000        2,287,000
 Net investment in capitalized leases              1,728,000        1,690,000
 Notes receivable                                    918,000          903,000
 Real estate held for investment                     459,000          426,000
 Goodwill                                            698,000          708,000
 Other                                               782,000          727,000
                                                   6,916,000        6,741,000
                                                 $29,707,000      $29,583,000

Liabilities and Shareholders' Equity

Current liabilities:
 Accounts payable                               $  1,519,000      $ 1,897,000
 Accrued employee benefits                         1,413,000        1,301,000
 Accrued payroll and payroll taxes                   691,000          595,000
 Deferred revenues                                 1,320,000        1,335,000
 Due to related parties                               40,000           55,000
 Income taxes                                        514,000          353,000
 Other                                               407,000          459,000
   Total current liabilities                    $  5,904,000        5,995,000

Minority Interest                                    956,000          919,000

Shareholders' Equity:
 Common stock:
  Class "A", $1 par; Authorized
    5,000,000 shares; Issued and
    outstanding, 1,779,197 and
    1,778,573, shares; respectively                1,779,000        1,778,000
  Class "B", $1 par, Authorized 2,500,000
     shares; Issued and outstanding 952,013          952,000          953,000
     and 952,637 shares, respectively                (11,000)
  Treasury Stock                                     676,000          676,000
  Additional Paid-in Capital                      19,451,000       19,262,000
  Retained Earnings                               22,847,000       22,669,000
                                                 $29,707,000      $29,583,000

Note - The balance sheet at July 29, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to quarterly financial statements.

                    McRae Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations - (Unaudited)



                                                         Three Months Ended
                                                     October 28,   October 29,
                                                        1995           1994

Net revenues                                         $10,412,000   $9,776,000
  Costs and expenses:
   Cost of revenues                                    7,343,000    6,670,000
   Selling,general and administrative                  2,536,000    2,371,000
   Other income, net                                     (75,000)     (90,000)
Total costs and expenses                               9,804,000    8,951,000
Earnings before income taxes and minority interest       608,000      825,000
  Provision for income taxes                             229,000      321,000
  Minority shareholder's interest
  in earnings of subsidiary                               35,000       37,000
Net earnings                                          $  344,000    $ 467,000

Net earnings per Common Share                         $      .13    $     .17

Weighted average number of Common
  Shares Outstanding                                   2,731,507    2,731,210


See notes to quarterly financial statements.

                   McRae Industries, Inc and Subsidiaries

Condensed Consolidated Statements of Cash Flows - (Unaudited)


                                                        Three Months Ended
                                                   October 28,      October 29,
                                                     1995               1994


Net cash (used in) provided by operating activities   ($348,000)   $   183,000

Cash flows from investing activities:
Proceeds from (purchase of) securities                1,304,000         (3,000)
Capital expenditures                                  ( 270,000)      (555,000)
Net (advances) payments of long term receivables      (  54,000)        32,000
Purchase of subsidary, net of cash acquired               -0-         (639,000)
Net cash provided by (used in) investing activities     980,000     (1,165,000)

Cash flows from financing activities:
Principal repayments of notes payable                (  15,000)     (   29,000)
Purchase of Treasure Stock                           (  11,000)           -0-
Dividends paid                                       ( 155,000)     (  152,000)
Net cash used in financing activities                ( 181,000)     (  181,000)

Net increase (decrease) in cash and cash equivalents   451,000      (1,163,000)
Cash and Cash Equivalents at Beginning of Period       628,000       6,542,000
Cash and Cash Equivalents at End of Period          $1,079,000      $5,379,000

See notes to quarterly financial statements.

                    McRae Industries, Inc. and Subsidiaries

Notes to Quarterly Financial Statements - (Unaudited)

October 28, 1995

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments
(consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 28, 1995 are not necessarily indicative of the results that may be expected for the year ended August 3,1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the McRae Industries, Inc. annual report on Form 10-K for the year ended July 29, 1995.

Certain reclassifications have been made to the prior year's financial statements to conform with the current year's presentation.

Note B - Inventories

An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Because these are subject to many forces beyond management's control, interim calculations, if any, are subject to the final year-end LIFO inventory valuation.

The components of inventory consist of the following:


                                      October 28,          July 29,
                                        1995                1995

Raw materials                       $ 1,139,000          $ 1,093,000
Work in process                         321,000              444,000
Finished goods                        6,114,000            5,736,000
                                    $ 7,574,000          $ 7,273,000



Note C - Dividends Declared

On November 28, 1995 the Company declared a cash dividend of 8.75 cents per share on its Class A Common Stock, payable to shareholders of record of December 8, 1995, on December 29, 1995.

                      McRae Industries, Inc. and Subsidiaries

Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

The financial condition of the Company continues to be strong as demonstrated by the amount of cash, cash equivalents and securities at October 28, 1995 with sufficient amounts of working capital to meet the future anticipated financing needs of the Company. The Company's financing needs continue to be met by internally generated funds which enabled the Company to pay dividends of $155,000 and to fund capital expenditures of $270,000 during the first quarter. The Company continues to have available an aggregate maximum of $3.75 million under its credit lines with various banks, all of which is available as of October 28, 1995.

Cash, cash equivalents and securities are down approximately $850,000 since July 29, 1995. This decrease is caused primarily by the increases in other working capital items, additions to fixed assets, and the payment of dividends. The receivables in our Footwear unit increased approximately $650,000 because of a Government slow down in payments during September and October 1995. McRae Graphics' inventories continue to increase to meet the demand of its customers.

Results of Operations

Three Months Fiscal 1996 vs. Three Months Fiscal 1995

Consolidated revenues for the first quarter of fiscal 1996 exceeded last year's first quarter by $600,000 or 7%. Compsee's and McRae Graphic's revenues were up 13% and 7%, respectively, while Footwear's revenues were down only $50,000 from last year's first quarter. The decrease in the gross profit percentage for the first quarter of 1996 was caused principally by decreases in Compsee and McRae Graphics profit margins. Compsee's margins are decreasing because of increased competitive pressures on selling prices while McRae Graphics' decrease is being caused by increased service costs and decreases in gross profits for equipment and supplies. Health care costs and losses from repossessions have also increased over prior year's amounts.

                             Part II. Other Information



                   McRae Industries, Inc. and Subsidiaries



Item 1. Legal Proceedings
          None

Item 2. Changes in Securities
          None

Item 3. Defaults upon Senior Securities
          None

Item 4. Submission of Matters to a Vote of Security Holders
          None

Item 5. Other Information
          None

Item 6. Exhibits and Reports on Form 8-K
       (a) Exhibits
            None
       (b) Reports on Form 8-K
            The Company did not file any reports on Form 8-K
             during the three months ended October 28, 1995.

                     McRae Industries, Inc. and Subsidiaries

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  McRae Industries, Inc.
                                                       (Registrant)
Date:  December 8, 1995                           By: /s/ B. J. McRae
                                                          B. J. McRae
                                                          President
                                                 (Principal Executive Officer)
Date:  December 8, 1995
                                                  By: /s/ David K. Helms
                                                          David K. Helms
                                                  Vice President-Finance
                                                  (Principal Financial Officer)