Form 10-Q
period 1996-01-27
MCRAE INDUSTRIES INC
filed 1996-03-08
CIK 729284

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 Form 10-Q


{x} Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934

For the Quarter Ended January 27, 1996

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of 1934

For the transition period from                     to

Commission file number 1-85-78

                                 McRae Industries, Inc.
             (Exact name of registrant as specified in its charter)

           Delaware                                  56-0706710
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporated or organization)

402 North Main Street
Mt. Gilead, North Carolina                                   27306
 (Address of principal                                    (Zip Code)
  executive offices)
                                   (910) 439-6147
              (Reqistrant's telephone number, including area code)

                                   Not Applicable
         (Former name, address and fiscal year,if changed since last report)


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

Common Stock, Sl Par Value--Class A 1,780,187 shares as of February 23, 1996 Common Stock, $1 Par Value--Class B 951,213 shares as of February 23, 1996

Part I. Financial Information

McRae Industries, Inc. and Subsidiaries

Consolidated Balance Sheets
Amounts in thousands, except share and per share data

                                         January 27, 1996       July 29, 1995
Assets                                     (Unaudited)               (Note)
Current assets:
 Cash and cash equivalents                    $  1,034               $   628
 Securities                                      1,999                 3,244
 Accounts and notes receivable,net               5,956                 5,860
 Inventories                                     7,659                 7,273
 Net investment in capitalized leases              927                   944
 Prepaid expenses and other current assets         289                   352
   Total current assets                         17,864                18,301
Property, plant and equipment,net                4,633                 4,541
Other assets:
 Notes and accounts receivable,related entities  2,347                 2,287
 Net investment in capitalized leases            1,848                 1,690
 Notes receivable                                  865                   903
 Real estate held for investment                   470                   426
 Goodwill                                          688                   708
 Other                                             901                   727
                                                 7,119                 6,741
                                               $29,616               $29,583
Liabilities and Shareholders' Equity

Current liabilities:
 Accounts payable                             $  2,044               $ 1,897
 Accrued employee benefits                       1,152                 1,301
 Deferred revenues                               1,276                 1,335
 Accrued payroll and payroll taxes                 521                   595
 Income taxes                                      297                   353
 Other                                             407                   514
   Total current liabilities                     5,697                 5,995
Minority Interest                                  786                   919
Shareholders' Equity:
 Common stock:
  Class "A", $1 par; Authorized 5,000,000
    shares; Issued and outstanding, 1,783,087
    and 1,778,573, shares;respectively           1,783                 1,778
  Class "B", $1 par, Authorized 2,500,000
     shares; Issued and outstanding 948,313
     and 952,637 shares, respectively              948                   953
  Treasury Stock                                   (17)
  Additional Paid-in Capital                       676                   676
  Retained Earnings                             19,743                19,262
                                                23,133                22,669
                                               $29,616               $29,583

Note - The balance sheet at July 29, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to quarterly financial statements.

McRae Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations - (Unaudited)
Amounts in thousands, except share and per share data


                                   Three Months Ended        Six Months Ended
                                   Jan 27,    Jan 28,       Jan 27,    Jan 28,
                                    1996       1995          1996       1995
Net revenues                      $10,142    $10,041       $20,554     $19,817
 Costs and expenses:
  Cost of revenues                  6,935      6,754        14,278      13,384
  Selling and administrative        2,582      2,458         5,118       4,869
  Other income, net                  (125)      (114)         (200)       (204)
Total costs and expenses            9,392      9,098        19,196      18,049
Earnings before income taxes
   and minority interest              750        943         1,358       1,768
Provision for income taxes            287        377           516         698
Minority shareholder's interest
  in earnings of subsidiary            14         33            49          70
Net earninqs                       $  449      $ 533        $  793      $1,000

Net earnings per Common Share      $  .16      $ .20        $  .29      $  .37

Weighted average number of Common
   Shares Outstanding           2,729,375  2,729,210     2,730,144   2,729,210

See notes to quarterly financial statements.

McRae Industries, Inc and Subsidiaries

Condensed Consolidated Statements of Cash Flows - (Unaudited)
Amounts in thousands

                                                          Six Months Ended
                                                     January 27,    January 28,
                                                         1996           1995

Net cash provided by operating activities              $  197        $   815

Cash flows from investing activities:
  Proceeds from (purchase of) securities                1,245            (37)
  Capital expenditures                                  ( 423)          (873)
  Net (advances) payments of long term receivables      (  99)           (27)
  Purchase of subsidiary,net of cash acquired             -0-           (601)
  Purchase of minority interests                        ( 186)           -0-
    Net cash provided by (used in)investing activities    537         (1,538)

Cash flows from financing activities:
  Principal repayments of notes payable                   -0-         (  444)
  Purchase Treasury Stock                               (  17)           -0-
  Dividends paid                                        ( 311)        (  290)
    Net cash used in financing activities               ( 328)        (  734)
Net increase (decrease) in cash and cash equivalents      406         (1,457)
Cash and Cash Equivalents at Beginning of Period          628          6,542
Cash and Cash Equivalents at End of Period             $1,034         $5,085

See notes to quarterly financial statements.

McRae Industries, Inc. and Subsidiaries

Notes to Quarterly Financial Statements - (Unaudited)

January 27, 1996

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended January 27, 1996 are not necessarily indicative of the results that may be expected for the year ended August 3, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the McRae Industries, Inc. annual report on Form 10-K for the year ended July 29, 1995.

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

The components of inventory consist of the following (in thousands):


                                      January 27,         July 29,
                                        1996                1995

Raw materials                         $ 1,190               $ 1,093
Work in process                           371                   444
Finished goods                          6,098                 5,736
                                      $ 7,659               $ 7,273



Note C - Dividends Declared

On February 21, 1996, the Company declared a cash dividend of 8.75 cents per share on its Class A Common Stock, payable to shareholders of record of March 8, 1996 on March 29, 1996.

McRae Industries, Inc and Subsidiaries

Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

The financial condition of the Company continues to be strong as demonstrated by the amount of cash, cash equivalents and securities at January 27, 1996 with sufficient amounts of working capital to meet the future anticipated financing needs of the Company. The Company's financing needs continue to be met by internally generated funds which enabled the Company to pay dividends of $311,000 and to fund capital expenditures of $423,000 during the first two\ quarters. The Company continues to have available an aggregate maximum of $3.75 million under its credit lines with various banks, all of which is available as of January 27, 1996.

Cash, cash equivalents and securities are down approximately $839,000 since July 29, 1995. This decrease is caused primarily by the increases in other working capital items, additions to fixed assets, and the payment of dividends. The receivables in our Footwear unit increased approximately $1,215,000 because of a Government slow down in payments. McRae Graphics' inventories continue to increase to meet the demands of its customers.


Second Quarter Fiscal 1996 Compared to Second Quarter Fiscal 1995

Consolidated revenues for the second quarter of 1996 increased $101,000 to $10,142,000 compared to $10,041,000 for the same quarter in 1995. Footwear and McRae Graphics' revenues increased 18% and 4%, respectively, while Compsee's revenues decreased 11% during the second quarter of 1996 as compared to the second quarter of 1995.

The gross profit percentage rate declined slightly to 32% compared to 33% for the second quarter of 1995 principally caused by the lower margins at Compsee and McRae Graphics. Compsee's margins are decreasing because of increased competitive pressures on selling prices while McRae Graphics' decrease is being caused by increased service costs and decreases in gross profits for equipment and supplies.

Selling and administrative expenses for the second quarter of 1996 increased $124,000 to $2,582,000 compared to the same quarter in 1995.

The effective tax rate for the second quarter of 1996 was 38% as compared to 40% for the second quarter of 1995.



First Six Months Fiscal 1996 Compared to First Six Months Fiscal 1995

Consolidated revenues for the first six months of fiscal 1996 exceeded last year's first six months by $737,000 or 4%. All three major operating units increased revenues over last year's first six months. The decrease in the gross profit percentage for the first six months of 1996 was caused principally by decreases in Compsee and McRae Graphics profit margins.

Part II. Other Information

McRae Industries, Inc. and Subsidiaries

Item 1. Legal Proceedings
          None

Item 2. Changes in Securities
          None

Item 3. Defaults upon Senior Securities
          None

Item 4. Submission of Matters to a Vote of Security Holders
          None

Item 5. Other Information
          None

Item 6. Exhibits and Reports on Form 8-K
       (a) Exhibits
            None
       (b) Reports on Form 8-K
            The Company did not file any reports on Form 8-K
             during the six months ended January 27, 1996.

McRae Industries, Inc. and Subsidiaries

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  McRae Industries, Inc.
                                                  (Registrant)

Date:  March 7, 1996                              By: /s/ B. J. McRae
                                                  B.J. McRae
                                                  President
                                                  (Principal Executive Officer)
Date:  March 7, 1996
                                                  By: /s/ David K. Helms

                                                  David K. Helms
                                                  Vice President-Finance
                                                  (Principal Financial Officer)