Form 10-Q
period 1996-04-27
MCRAE INDUSTRIES INC
filed 1996-05-30
CIK 729284

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 Form 10-Q


{x} Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarter Ended April 27, 1996

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

                                   Not Applicable
Former name,former address and former fiscal year, if changed since last report)


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

Common Stock, $l Par Value--Class A 1,788,286 shares as of May 24, 1996
Common Stock, $1 Par Value--Class B   951,213 shares as of May 24, 1996














                                Page 1 of 8
Part I. Financial Information

McRae Industries, Inc. and Subsidiaries

Consolidated Balance Sheets
Amounts in thousands, except share and per share data
                                      April 27, 1996         July 29, 1995
Assets                                   (Unaudited)               (Note)
Current assets:
 Cash and cash equivalents                  $   256                  $   628
 Securities                                     1,241                    3,244
 Accounts and notes receivable,net              6,265                    5,860
 Inventories                                    8,785                    7,273
 Net investment in capitalized leases             918                      944
 Prepaid expenses and other current assets        376                      352
   Total current assets                        17,841                   18,301
Property, plant and equipment,net               4,622                    4,541
Other assets:
 Receivables,related entities                   2,360                    2,287
 Net investment in capitalized leases           1,771                    1,690
 Notes receivable                                 853                      903
 Real estate held for investment                  470                      426
 Goodwill                                         678                      708
 Other                                          1,059                      727
                                                7,191                    6,741
                                              $29,654                  $29,583
Liabilities and Shareholders' Equity

Current liabilities:
 Accounts payable                             $ 1,847                  $ 1,897
 Accrued employee benefits                        786                    1,301
 Deferred revenues                              1,182                    1,335
 Accrued payroll and payroll taxes                643                      595
 Income taxes                                     510                      353
 Other                                            537                      514
   Total current liabilities                    5,505                    5,995
Minority Interest                                 794                      919
Shareholders' Equity:
 Common stock:
  Class "A", $1 par; Authorized 5,000,000
    shares; Issued and outstanding, 1,780,187
    and 1,778,573, shares;respectively          1,780                    1,778
  Class "B", $1 par, Authorized 2,500,000
     shares; Issued and outstanding 951,213
     and 952,637 shares, respectively             951                      953
  Treasury Stock                                  (24)
  Additional Paid-in Capital                      676                      676
  Retained Earnings                            19,972                   19,262
                                               23,355                   22,669
                                              $29,654                  $29,583

Note - The balance sheet at July 29, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to quarterly financial statements.


                                     2
McRae Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations - (Unaudited)
Amounts in thousands, except share and per share data


                                   Three Months Ended       Nine Months Ended
                                   Apr 27,    Apr 29,       Apr 27,    Apr 29,
                                    1996       1995          1996       1995
Net revenues                      $11,069     $10,451       $31,623    $30,268
 Costs and expenses:
  Cost of revenues                  7,830       7,080        22,108     20,454
  Selling and administrative        2,700       2,549         7,818      7,418
  Other income, net                   (89)        (94)         (289)      (298)
Total costs and expenses           10,441       9,535        29,637     27,589
Earnings before income taxes
   and minority interest              628         916         1,986      2,684
Provision for income taxes            236         352           752      1,050
Minority shareholder's interest
  in earnings of subsidiary             8          39            57        109

Net earninqs                         $384        $ 525       $1,177     $1,525

Net earnings per Common Share      $  .14        $ .19        $ .43     $  .56
Weighted average number of Common
   Shares Outstanding           2,728,185    2,731,210   2,729,491    2,731,210

See notes to quarterly financial statements.
































                                     3


McRae Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows - (Unaudited)
Amounts in thousands

                                                         Nine Months Ended
                                                    April 27,      April 29,
                                                         1996           1995

Net cash provided by operating activities              $   (806)     $   722

Cash flows from investing activities:
  Proceeds from (purchase of) securities                  2,025          (39)
  Capital expenditures                                     (526)        (837)
  Purchase of other assets                                 (340)        (110)
  Net (advances) payments of long term receivables          (50)        (12)
  Purchase of subsidiary,net of cash acquired               -0-         (601)
  Purchase of minority interests                           (184)         -0-
    Net cash provided by (used in)investing activities      925       (1,599)

Cash flows from financing activities:
  Principal repayments of notes payable                     -0-       (  812)
  Purchase Treasury Stock                                   (24)        -0-
  Dividends paid                                           (467)      (  460)
    Net cash used in financing activities                  (491)      (1,272)
Net decrease in cash and cash equivalents                  (372)      (2,149)
Cash and Cash Equivalents at Beginning of Period            628        6,542
Cash and Cash Equivalents at End of Period             $    256       $4,393

See notes to quarterly financial statements.





























                                     4
McRae Industries, Inc. and Subsidiaries

Notes to Quarterly Financial Statements - (Unaudited)

April 27, 1996

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended April 27, 1996 are not necessarily indicative of the results that may be expected for the year ended August 3, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the McRae Industries, Inc. annual report on Form 10-K for the year ended July 29, 1995.

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

The components of inventory consist of the following (in thousands):

                                      April 27,          July  29,
                                        1996                1995

Raw materials                         $ 1578               $   1093
Work in process                          563                    444
Finished goods                         6,644                  5,736
                                      $8,785                $ 7,273

Note C - Subsequent Events

On April 30, 1996, the Company acquired all of the outstanding shares of American West Trading Company, a manufacturer of western and work boots, for cash of $325,000, notes of $45,000, McRae's Class A common stock of $60,000, $120,000 for an employment and not to compete agreement, and certain acquisition costs. The acquisition will be accounted for using the purchase method of accounting, and, accordingly, the purchase price will be allocated to the assets purchased and the liabilities assumed, approximately $7,000,000 each, based upon the fair values on April 30, 1996. Consolidated pro forma information is not available at this time, however, the operating results of American West will be included in the consolidated statement of operations from the date of acquisition.

On May 27, 1996, the Company declared a cash dividend of 8.75 cents per share on its Class A Common Stock, payable to shareholders of record of June 12, 1996 on June 28,1996.


McRae Industries, Inc. and Subsidiaries

Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

The Company has sufficient amounts of working capital and credit lines to meet its anticipated future financing needs by internally generated funds and
marketable securities.   This enabled the Company to pay dividends of
$467,000 and to fund capital expenditures of $526,000 during the first nine months of fiscal 1996. The Company also continues to have available an aggregate maximum of $3.75 million under its credit lines with various banks, all of which is available as of April 27, 1996 .Cash, cash equivalents and securities are down approximately $2,375,000 since July 29, 1995. This decrease is caused primarily by the increases in other working capital items, additions to fixed and other assets,the purchase of a portion of the minority interest, and the payment of dividends.


Third Quarter Fiscal 1996 Compared to Third Quarter Fiscal 1995

Consolidated revenues for the third quarter of 1996 increased $618,000 or 6% to $11,069,000 compared to $10,451,000 for the same quarter in 1995. Footwear's revenues increased $1,171,000 or 54% over the 1995 third quarter revenues. McRae Graphic revenues were up slightly while Compsee's revenues were down $554,000 or 12%.

The gross profit percentage rate declined to 29% during the third quarter of 1996 from 32% during the 1995 third quarter. Lower margins from both Compsee and McRae Graphics caused the overall decline in the consolidated gross profit rate.

Selling and administrative expenses for the third quarter of 1996 increased $151,000 or 6% over the 1995 amounts, caused principally by Compsee and McRae Graphics.


First Nine Months Fiscal 1996 Compared to First Nine Months Fiscal 1995

Consolidated revenues for the first nine months of fiscal 1996 exceeded last year's first nine months by $1,355,000 or 4%. Footwear's revenues were up $1,573,000 or 22% while Compsee and McRae Graphics' revenues were relatively stable for the nine months.

The gross profit percentage rate declined to 30% compared to 32% for the nine months principally caused by lower margins at Compsee and McRae Graphics.
 Compsee's margins are decreasing because of increased competitive pressures on selling prices while McRae Graphics' decrease is being caused by increased service costs and decreases in gross profits for equipment and supplies.

Selling and administrative expenses for the nine months of 1996 increased $400,000 to $7,818,000 or 5% compared to the same period in 1995. This increase was caused principally by Compsee and McRae Graphics.

The effective tax rate for the nine months of 1996 was 38% as compared to 39% for the same period of 1995.




Part II. Other Information

McRae Industries, Inc. and Subsidiaries

Item 1. Legal Proceedings
          None

Item 2. Changes in Securities
          None

Item 3. Defaults upon Senior Securities
          None

Item 4. Submission of Matters to a Vote of Security Holders
          None

Item 5. Other Information
          None

Item 6. Exhibits and Reports on Form 8-K
       (a) Exhibits
            None
       (b) Reports on Form 8-K
            The Company filed Form 8-K dated May 10, 1996.




































McRae Industries, Inc. and Subsidiaries

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                         McRae Industries, Inc.
                                                               (Registrant)




  Date:  May 30, 1996                            By: /s/ B.J. McRae

                                                 B.J. McRae
                                                  President
                                                  (Principal Executive Officer)




  Date:  May 30, 1996
                                                By: /s/ David K. Helms

                                                    David K. Helms
                                                    Vice President-Finance
                                                  (Principal Financial Officer)