Form 10-K
period 1996-08-03
MCRAE INDUSTRIES INC
filed 1996-11-01
CIK 729284

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                   FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (D) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                   For the fiscal year ended August 3,  1996
                         Commission file number 1-8578
                           McRAE INDUSTRIES, INC.
--------------------------------------------------------------------------------
           (Exact name of Registrant as specified in its charter)
     Delaware                                                       56-0706710
--------------------------------------------------------------------------------
        (State of Incorporation)          (I.R.S.Employer Identification No.)
     402 North Main Street, Mount Gilead, North Carolina                27306
--------------------------------------------------------------------------------
   (Address of Principal Executive Offices)                   (Zip code)

Registrant's telephone number, including area code:        (910)439-6147
                                                   -----------------------------
Securities Registered Pursuant to Section 12(b) of the Act:
  Title of each class                  Name of each exchange on which registered
  Class A Common Stock, $1 Par Value                American Stock Exchange
  Class B Common Stock, $1 Par Value                American Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X       No
                                        -----        -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment of this Form 10-K. [ ]

The aggregate market value of shares of the Registrant's $1 par value Class A and Class B Common Stock held by non-affiliates as of October 25, 1996 was approximately $6,800,000 and $1,800,000 respectively. On October 25, 1996, 1,788,464 Class A shares and 951,035 Class B shares of the Registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual shareholders meeting to be held on December 19, 1996 are incorporated by reference into Part III.

Part I

ITEM I. BUSINESS

The Registrant is a Delaware corporation organized in 1983 and is the successor to a North Carolina corporation organized in 1959. The Company's principal lines of business are: manufacturing and selling bar code reading and printing devices, manufacturing and selling military combat boots, western and work boots, selling, leasing, and servicing office equipment, and commercial printing. On April 30, 1996, the Registrant acquired American West Trading Company (American West) which manufactures western and work boots.


Bar Code Operations
The bar code segment, manufactures and sells bar code reading and printing devices and other items related to optical data collection, including licensing and selling computer software through Compsee, Inc. (Compsee), a 92% owned subsidiary. At August 3, 1996, Compsee had sales centers located throughout the United States and also sells its products in Central and South America, Europe, Australia, the Middle East, and the Pacific Rim countries through foreign distributors. Compsee's export sales were 1%, 1% and 2% of the Registrant's consolidated gross revenues in fiscal 1996, 1995 and 1994, respectively.

Compsee designs and manufacturers QuickReader and QuickLink bar code readers. Principal materials used in Compsee's assembly operations consist of various electrical and electronic components that are readily available from a number of sources. During fiscal 1996, Compsee introduced APEX II, a new portable bar code scanner.

The markets in which this business segment operates are generally highly competitive. The Registrant is not aware of any reliable statistics that would enable the Registrant to determine the relative position of Compsee or its products within the industry. Competition in the industry is principally based on product features, customer service and price. The major participants in the industry include Percon, Unitech and UBI.

Revenues derived from this segment in fiscal 1996, 1995, and 1994 were 33%, 43%, and 33% of the Registrant's total revenues, respectively. QuickReaders and QuickLink bar code readers developed and marketed by Compsee accounted for 18%, 16%, and 29% of Compsee's sales and for 6%, 7%, and 10% respectively, of the Registrant's total revenues during fiscal 1996, 1995, and 1994. There was no significant backlog of firm orders for this segment at August 3, 1996.



Footwear Manufacturing
The Registrant's footwear manufacturing operations include the manufacture and sale of military combat boots, western boots and work boots. The Registrant has manufactured Direct Molded Sole military combat boots for the United States Government (the Government) since 1966. On April 30, 1996, the Registrant acquired American West which manufactures western and work boots.

The Registrant manufactures Direct Molded Sole combat boots for the United States Government (the Government). Whenever the Government determines a need for producing combat boots because of the number of new recruits entering the services, and the need to replenish its inventory to replace worn out boots, the Government solicits contracts from several U.S. boot manufacturers. The solicitation process typically includes the evaluation of written technical and cost proposals. The Government awards contracts on negotiated per pair contract prices based on estimated allowable costs as projected for the subsequent fiscal year plus a reasonable profit margin. This profit margin is subject to the Government's determination that the prices are "fair" and "reasonable." All recent Government contracts for military boots have been awarded to four manufacturers, of which the Registrant is one. No one company dominates the Government military boot industry. Price, quality, manufacturing efficiency, and delivery are the areas emphasized by the Registrant to strengthen its competitive position. The Registrant also sells boots to civilian and other military customers including other countries. Military boot sales to the U.S. Government were $12.8 million, $8.8 million and $13.8 million, for fiscal 1996, 1995 and 1994, respectively.

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

Leather and synthetic rubber, which have been and currently are generally available from several sources, are the principal material components used in the boot manufacturing process. Pursuant to Government contracts for military combat boots, all materials used in manufacturing these boots must be and are produced in the United States and must be certified as conforming to military specifications.

The Registrant has a technical assistance agreement with Ro-Search, Inc., a subsidiary of Wellco, Inc., a competitor to which the Registrant pays a fee for each pair of Direct Molded Sole boots it produces.

American West designs, manufactures, sells and distributes western and work boots for men, women and children who wear boots for work and everyday activities, including casual wear. American West markets and sells its boots nationwide to major retail discount stores, regional specialty chain stores and major western boot distributors. The boots are marketed primarily under the retailer's private label with a smaller proportion of sales under the "American West Trading Company" brand.

American West has two manufacturing facilities located in Dresden and Waverly, Tennessee. The "upper" parts are constructed from leather and/or synthetic material and the sole and heels consist of either leather, rubber and rubber-plastic blended material. All raw materials necessary for manufacturing the boots are readily available from several suppliers, both domestic and abroad. American West utilizes three construction methods: Goodyear welt, injection molding and cement process.

The western/work boot markets are highly competitive and dominated by approximately six to eight major companies. Justin Industries, Inc. and ACME Boot Company are the market leaders of the western and work boot market. The Registrant is not aware of any reliable statistics that would enable it to determine its relevant position within the industry; however, it believes it has established a solid position in the market for lower and middle range priced boots where competition is principally based on price and product quality.

American West coordinates its manufacturing and inventory according to the seasonality of its business which tends to have higher sales occurring generally in the fall and winter months. Sales by American West in fiscal 1996, since its acquisition by the Registrant, were $4.2 million or 9% of the Registrant's consolidated gross revenues. Prior to its acquisition, American West had sales of $18.7 million for each of its fiscal years ending December 31, 1995 and 1994. For the twelve month period ending December 31, 1995, sales by American West to Walmart were $6.2 million.

The Registrant's backlog of firm orders for military combat boots at August 3, 1996 and July 29, 1995 totaled approximately $8,400,000 (all of which is expected to be filled during the current year) and $8,000,000, respectively. The backlog of firm orders for western and work boots at August 3, 1996 totaled approximately $800,000.

Revenues derived from this segment in fiscal 1996, 1995, and 1994 were 36%, 22% and 35%, respectively, of the Registrant's total revenues.


Office Products and Printing Business
McRae Graphics, Inc. (Graphics), a wholly owned subsidiary, is a non-exclusive distributor of Toshiba photocopier and facsimile machines in North Carolina. Graphics operates nine district sales offices throughout the state of North Carolina. Graphics is also the sole distributor in North Carolina of RISO digital duplicators. Machines, components and certain supplies which were sold by Graphics during fiscal 1996 were generally available only from Toshiba and RISO.

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

The office products and printing industries are generally highly competitive, with price and service being the dominant factors. The Registrant is not aware of any reliable statistics that would indicate its relative position within these industries in the geographical area in which it competes.

Revenues derived from this segment during fiscal 1996, 1995, and 1994 were 30%, 33% and 30%, respectively, of the Registrant's total revenues. There was no significant backlog of firm orders for this segment at August 3, 1996.


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

Other Investment Interests
The Registrant has an investment in the outstanding Common Stock of American Mortgage and Investment Company (AMIC). AMIC is located in Charleston, South Carolina and is engaged in real estate development and sales, primarily lots for single family dwellings, in the coastal region of South Carolina. B.J. McRae, President of the Registrant, is President of AMIC. The Registrant also owns 100% of the outstanding 20% cumulative convertible preferred stock of AMIC. The investment in this preferred stock was written down to zero by the Registrant during fiscal 1990. Write downs in subsequent periods totaling approximately $273,000 have been made on the Registrant's books to reduce notes and accounts receivable due from AMIC in order to reflect the Registrant's equity in AMIC.


Employment
As of August 3, 1996 The Registrant employed approximately 850 persons in all divisions and subsidiaries. None of the Company's employees are represented by collective bargaining or a labor union. The Company considers its relationship with its employees to be good.


Financial Information About Industry Segments
Financial information for the past three fiscal years with respect to the Registrant's industry segments are incorporated herein by reference to note 16 to the consolidated financial statements included in this Report.

ITEM 2. PROPERTIES

The following table describes the location, principal use and approximate size of all the principal facilities of the Registrant and its subsidiaries, all of which are owned by the Registrant and/or its subsidiaries.


Location                     Principal Use                        Size
--------                     -------------                        ----
402 North Main Street         Corporate headquarters,            71,000 square
Mt. Gilead, N.C.              manufacturing, and sales           feet

Highway 109 North             Footwear manufacturing             57,600 square
Mt. Gilead, N.C.              feet

2500 Port Malabar Blvd        International Sales                5,250 square
Palm Bay, Florida             Office                             feet

Highway 109 North             Warehouse                          3,500 square
Mt. Gilead, N.C.                                                 feet

Highway 109                   Warehouse                          11,200 square
Richmond County, N.C.                                            feet

Highway 24-27                 Manufacturing and                  35,000 square
Troy, N.C.                    warehousing                        feet

Highway 109 North             Leased space                       4,800 square
Mt. Gilead, N.C.                                                 feet

111 Main Street               Printing Operation                 11,520 square
Mt. Gilead, N.C.                                                 feet

Highway 24-27                 Motel and restaurant               24 room motel
Troy, N.C.                                                       6,625 square
                                                               foot restaurant

Highway 24-27                 Warehouse leased                   11,760 square
Troy, N.C.                    to automobile                      feet
                              dealership owned by
                              B.J. McRae

Highway 24-27                 Warehouse leased                   4,800 square
Troy, N.C.                    to automobile                      feet
                              dealership owned by
                              B.J. McRae

601 E. Railroad Street        Manufacturing                      71,520 square
Waverly, TN                                                      feet



Hillcrest Street              Manufacturing and                  76,720 square
Dresden, TN                   Warehouse                          feet

In addition to these principal locations, the Registrant and its subsidiaries lease other offices throughout the United States. The Registrant also owned approximately 500 acres of undeveloped land at August 3, 1996 that is being held for investment purposes.

ITEM 3. LEGAL PROCEEDINGS

The Registrant, a subsidiary and certain affiliates of the Registrant, including AMIC, are parties to certain litigation incidental to their businesses. See Note 13 to the Consolidated Financial Statements. Management does not believe that the resolution of such litigation is likely to have a material adverse effect on the Registrant's consolidated financial position or operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Each of the Registrant's classes of Common Stock are traded on the American Stock Exchange (ticker symbol MRI-A and MRI-B). As of October 25, 1996, there were approximately 510 record holders of the Registrant's Class A Common Stock and approximately 430 record holders of the Class B Common Stock. High and low stock prices and dividends declared per share for the last two fiscal years were:

CLASS A COMMON STOCK:

                  Fiscal 1996                             Fiscal 1995
           --------------------------               ------------------------
                              Cash                                   Cash
           Sales Price      Dividends               Sales Price    Dividends
Quarter    High    Low      Declared                High    Low    Declared
-------    ----    ---      --------                ----    ---    --------
First      $7.94  $6.38      $.0875                 $9.25  $6.75   $.0875
Second      8.44   6.31       .0875                  7.75   6.88    .0875
Third       7.94   6.50       .0875                  7.13   5.88    .0875
Fourth      8.63   7.06       .0875                  7.25   5.81    .0875


CLASS B COMMON STOCK

                            Fiscal 1996               Fiscal 1995
                            Sales Price               Sales Price
                            -----------               -----------
Quarter                     High   Low                High   Low
-------                     ----   ---                ----   ---
First                       $7.50  $6.38              $8.38  $6.75
Second                       8.00   6.69               7.38   6.63
Third                        7.50   6.75               7.00   5.88
Fourth                       8.50   7.38               7.00   5.88

The Registrant has no policy with respect to payment of dividends, but expects to continue paying regular cash dividends on its Class A Common Stock. Any dividends paid on Class B Common Stock, if any, must also be paid on Class A Common Stock in an equal amount. No dividends were paid on Class B Common Stock during the prior two fiscal years. There is no assurance as to future dividends on either class of Common Stock as the payment of any dividends is dependent on future actions of the Board of Directors, earnings, capital requirements and financial condition of the Company.


ITEM 6. SELECTED FINANCIAL DATA

The following Selected Consolidated Financial Data of the Company presented below for each of the five years in the period indicated has been derived from the Company's audited consolidated financial statements. The Company acquired American West Trading Company (American West) on April 30, 1996 from its shareholders. The results of the

Company include the results of American West since April 30, 1996, the day of its acquisition by the Company. The Selected Consolidated Financial Data should be read in conjunction with the Consolidated Financial Statements and Notes thereto, "Management's Discussion and Analysis of Financial Conditions and Results of Operations," and the other financial data included elsewhere herein.



Fiscal Year Ended               8-3-96      7-29-95      7-30-94     7-31-93      8-2-92
Income Statement Data:
Net revenues               $48,724,000  $40,624,000  $39,454,000  33,541,000  31,653,000
Net earnings                 2,282,000    2,184,000    2,633,000   2,210,000   2,177,000
Net earnings,
  per common share:               0.84         0.80         0.97        0.81        0.80
----------------------------------------------------------------------------------------
Balance Sheet Data:
Total assets               $39,561,000  $29,583,000  $28,136,000 $25,880,000 $23,465,000
Long-term liabilities        6,285,000          -0-          -0-     294,000     239,000
Working Capital             16,953,000   12,306,000   12,639,000  12,288,000  11,235,000
Shareholders' equity        24,364,000   22,669,000   21,101,000  19,061,000  17,430,000
----------------------------------------------------------------------------------------
Weighted average number
  of Common Shares
Outstanding (a)              2,731,334    2,731,210    2,729,710   2,729,210   2,721,810
Cash dividends declared
  per Common Share (b)     $       .35  $       .35  $      .345 $      0.34 $      0.32
----------------------------------------------------------------------------------------

(a) Includes both Class A and Class B Common Stock
(b) Dividends were paid only on Class A Common Stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company reported revenues of $48.7 million for the 1996 fiscal year compared to $40.6 million for the same period in 1995 and $39.5 million in 1994. Consolidated revenues reached record levels for the fourth consecutive year. The footwear unit's revenue increased 94%, approximately 47% or $4.2 million of the increase, resulted from the acquisition of American West Trading Company (American West) on April 30, 1996 in a transaction accounted for as a purchase. The operating results of American West, which manufactures and sells western and work boots, are included in the Company's results of operations since the date of its acquisition. The Registrant expects that the inclusion of the operating results of American West, for a complete-fiscal year in 1997, to increase its revenues from the footwear segment. Increased U.S. Government requirements and sales of military combat boots to foreign governments contributed to the remaining $4.3 million increase in revenues in the footwear division in fiscal 1996. The bar code and office products unit sales declined from a combined 73% of consolidated revenues in fiscal 1995 to a combined 59% of consolidated revenues in fiscal 1996. Consolidated operating profits declined slightly from the fiscal 1995 level as a result of a 4% reduction in the gross profit percent.

The following chart sets forth the net revenues, gross profits, selling, general and administrative expenses, and operating profits of the major business units for the fiscal years 1994 through 1996.


                                   Fiscal Year                                Fiscal Year
                               1996   1995   1994                         1996    1995    1994
Net Revenues                  Dollars  (In thousands)                   Percent of Total Revenues
                             ------------------------                   -------------------------
 Bar Code                    $15,994 $17,315 $13,205                         33      43     33
 Office Products              12,802  11,919   9,872                         26      29     25
 Footwear                     17,490   9,004  13,777                         36      22     35
 Printing                      1,814   1,702   1,782                          4       4      5
 Eliminations and other          624     684     818                          1       2      2
------------------------------------------------------------------------------------------------
Consolidated                 $48,724 $40,624 $39,454                        100     100    100

Gross Profit                                                             Gross Profit Percentage
                                                                         -----------------------
  Bar Code                   $ 6,383 $ 7,246 $ 6,077                         40      42     46
  Office Products              4,232   4,189   3,750                         33      35     38
  Footwear                     3,744   1,576   2,985                         21      18     22
  Printing                       186     272     286                         10      16     16
  Eliminations and other        (291)    (48)   (61)
------------------------------------------------------------------------------------------------
Consolidated                 $14,254 $13,235 $13,037                         29      33     33

Selling, General and Administrative Expenses                                 Percentage of Sales
                                                                             -------------------
  Bar Code                   $ 5,436 $ 5,237   4,567                          34     30     35
  Office Products              4,637   4,198   3,535                          36     35     36
  Footwear                     1,109     455     475                           6      5      3
  Printing                       209     185     251                          12     11     14
  Eliminations and other        (346)   (145)    143
------------------------------------------------------------------------------------------------
Consolidated                 $11,045   9,930   8,971                          23     25     23

Operating Profit                                                                Percent of Sales
                                                                                ----------------
  Bar Code                   $   947 $ 2,109  $1,510                           6     12     11
  Office Products               (405)     (9)    215                          (3)     0      2
  Footwear                     2,635   1,121   2,510                          15     12     18
  Printing                       (23)     87      35                          (1)     5      2
  Eliminations and other          55      (3)   (204)
------------------------------------------------------------------------------------------------
Consolidated                 $ 3,209   3,305   4,066                           7      8     10

The results reported in the chart reveal several different trends in the Company's revenue mix. The office products unit posted another year of record revenues with an increase of 7% over fiscal 1995. At the same time, the bar code unit experienced a 7% decline in revenues from the prior year. The major contributor to the Company's record consolidated revenue level was the footwear unit which increased revenue by 94% as a result of increased U.S. Government requirements, sales of combat boots to foreign governments and the acquisition of American West.

Gross profit margins fell 4% on a consolidated basis for fiscal 1996 compared to fiscal 1995 and were flat from fiscal 1995 to 1994. The bar code and office products units continued to experience downward trends in gross margins, and the footwear unit posted a 3% increase to 21% over fiscal 1995 and nearly matched the 22% level recorded in fiscal 1994. The bar code unit continued to yield margin to competitive pricing pressure in 1996 as several major product lines experienced reductions in selling price levels. The office products' margins have continued to decrease as a result of increased service costs and higher costs associated with sales-type leases and cost per copy rental programs. Gross margins for the footwear unit increased as a result of fixed overhead being spread over a larger production of military combat boots which was slightly offset by lower margins on the western and work boot product line.

Consolidated selling, general and administrative (SG&A)expenses as a percentage of sales decreased 2% in fiscal 1996 from fiscal 1995 levels and matched the 1994 level. The bar code unit experienced a sizable increase in SG & A as a percentage of sales as a result of increased health insurance costs, research and development expenditures and professional fees. The footwear unit experienced a 144% increase in SG&A over fiscal 1995 caused primarily by the acquisition of the western boot product line.

Total operating profit for fiscal 1996 as a percentage of total revenue dropped to 7% from 8% in fiscal 1995 and 10% in fiscal 1994. The decline in bar code revenue and the reduction in gross margins on a consolidated unit basis were the major causal factors of the decrease in consolidated operating profit in fiscal 1996.


BUSINESS SEGMENTS

The Company has three primary business units: the bar code unit operates under the name of Compsee, the office products unit operates under the name of McRae Graphics, and the footwear manufacturing unit operates under the names of McRae Footwear and American West Trading Company. The Company also operates several other smaller businesses that are included in the other category in the above chart.


BAR CODE OPERATIONS

Compsee manufactures and distributes bar code reading and printing devices and other items related to optical data collection. Compsee continues to concentrate its efforts to expand into new markets throughout the United States and other parts of the world, and currently has sales agents in the United States, Central and South America, Europe, Australia, the Middle East, and some Pacific Rim countries.

Total revenues for fiscal 1996 were 7% lower than those reported in fiscal 1995 which were 31% higher than 1994 revenues. Several product lines were affected by significant competitive pressures on pricing during the year which resulted in lower revenues and gross margins for the business unit. In addition, selling, general and administrative expenses increased 4% over fiscal 1995 from higher health insurance costs, research and development expenditures and professional fees. All of these factors were responsible for the 6% decline in operating profits from fiscal 1995.


OFFICE PRODUCTS

McRae Graphics sells and services certain office equipment of two major lines of photocopier, facsimile, and digital printing equipment through nine offices in North Carolina.

Total revenues for fiscal 1996 were 7% higher than in fiscal 1995 which was 21% higher than the fiscal 1994 revenues. Revenues have continued to grow for five consecutive years. McRae Graphics sells various equipment and supplies and services the equipment it sells. Gross margins decreased approximately two percentage points during fiscal 1996. This was primarily attributed to a decline in service margins. Selling, general and administrative expenses increased to 36% of revenues for fiscal 1996 because of higher administrative salaries, health care costs and depreciation expense on rental machines. The higher cost of sales and selling and general and administrative expenses out paced the increase in revenues and resulted in a net operating loss for fiscal 1996.


FOOTWEAR

McRae Footwear manufactures military combat, western and work boots. Military combat boots are manufactured primarily for the United States Government (Government). In an effort to offset losses of production caused by the Defense Department's overall reduction of combat boot orders in recent years, the Company began producing boots for other markets in fiscal 1995. This segment is currently operating under the third and final year of a three year contract with the Government. A new contract covering a five year period is currently being negotiated. The Company believes that it is well positioned to successfully negotiate a new contract with the Government; however, there can be no assurances that the terms of any such contract will be favorable to the Company or that any such contract will be awarded.

In addition to producing combat boots for other markets, the Company purchased American West Trading Company (American West), a high quality, low cost producer of men's, women's and children's western and work boots, in April 1996. Total revenues for the footwear segment increased to $17.5 million, up 94% over fiscal 1995 which had declined 35% from fiscal 1994. Combat boots accounted for 76% of the revenues for the footwear segment while the western and work boot product line contributed 24% in fiscal 1996. Higher production levels of military combat boots, slightly offset by lower gross margins in the western and work boot product line, resulted in a positive 3% increase in gross margin as a percentage of sales as fixed overhead was spread over an increased production level of military combat boots. Selling, general and administrative expenses increased 144% over fiscal 1995 which was flat compared to fiscal 1994. The increase was largely attributable to the acquisition of the western and work boot operation.

OTHER OPERATIONS AND INFLATION

The printing unit's performance in fiscal 1996 was adversely affected by rising paper prices and scrap costs. The primary cause of the large change in operating profit in the other category during fiscal 1995 was the recovery of a bad debt of approximately $85,000 in our financing and leasing unit.

Inflation, in the opinion of management, has not been a significant factor in the Company's operations for the last three fiscal years.

FINANCIAL CONDITION

The Company continues to have a strong balance sheet with a current ratio of over 3:1. Total assets grew approximately 34% during fiscal 1996, while stockholders' equity grew over 7% during the same period.

The expansion in operations for the footwear unit as a result of increased sales activity and the acquisition of American West contributed to the substantial increase in accounts receivable and inventory levels as compared to fiscal 1995. The 81% increase in receivables is directly related to higher military combat boot sales coupled with a delay in collection of Government receivables and timing of purchases by customers of the western and work boot product line. The 74% increase in inventory over last year is largely attributed to the buildup of western and work boot inventory to fill greater seasonal demands occurring during the fall and winter months of the year. Higher sales activity also prompted a slight upward adjustment in the allowance for bad debts. Accrued employee benefits used cash of $455,000 as a result of higher payments during fiscal 1996.

Investing activities resulted in net cash provided of $583,000 including $614,000 to purchase the western boot manufacturing company. Short term investments were liquidated resulting in a source of cash amounting to almost $3.4 million. The Company used these funds to restructure acquisition debt assumed and to finance operations. Fixed assets increased by capital expenditures of approximately $1.5 million as the Company continued to add to and update its manufacturing machinery and equipment as well as its computer and support programs.

Net cash provided by financing activities amounted to $337,000. New bank loans approximating $6 million were negotiated to replace the debt assumed by the Company in the purchase of American West. The Company paid dividends during the fiscal year which totaled $624,000.

At August 3, 1996, the Company had lines of credit with several banks totalling $3.75 million, of which $3.35 million was available to the Company. The Company will continue to have cash requirements to support working and capital needs as well as debt payment and servicing. To meet these cash requirements, the Company intends to use internally generated funds and to borrow under its lines of credit, if necessary. Management believes that the cash generated from these sources will be adequate to meet the Company's cash requirements during the next fiscal year.

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



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The following documents are filed as part of this report:

                                                                            Page
                                                                            ----
1. Independent auditor's report                                               15

2. McRae Industries, Inc. and Subsidiaries consolidated financial statements:

     Consolidated Balance Sheets as of August 3, 1996 and July 29, 1995       16

     Consolidated Statements of Operations for the Years Ended August 3,
     1996, July 29, 1995, and July 30, 1994                                   17

     Consolidated Statements of Cash Flow for the Years Ended August 3,
     1996, July 29, 1995, and July 30, 1994                                   18

     Consolidated Statements of Shareholders' Equity for the Years Ended
     August 3, 1996, July 29, 1995, and July 30, 1994                         19

     Notes to Consolidated Financial Statements                            20-32

3. Financial Statement Schedules:

     Schedule II                                                              35

Schedules other than those listed above have been omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

None.

PART III


Items 10 through 13 are incorporated herein by reference to the sections captioned Principal Shareholder and Holdings of Management, Election of Directors, Director Compensation, Executive Officers, Audit and Incentive Stock Option Committee Interlocks and Insider Participation, Certain Relationships and Related Transactions, Executive Compensation, Pension Plan and Section 16(a) Beneficial Ownership Reporting Compliance in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held December 19, 1996.

                 GLEIBERMAN SPEARS SHEPHERD & MENAKER, P.A.


                        Independent Auditors' Report

To the Board of Directors
and Shareholders of
McRae Industries, Inc.
Mount Gilead, North Carolina


We have audited the accompanying consolidated balance sheets of McRae Industries, Inc. and subsidiaries as of August 3, 1996 and July 29, 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended August 3, 1996 and the financial statement schedule listed under Item 8. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of McRae Industries, Inc. and subsidiaries as of August 3, 1996, and July 29, 1995, and the results of their operations and their cash flows for each of the three years in the period ended August 3, 1996, in conformity with generally accepted accounting principles. Further, in our opinion, the financial statement schedule referred to above presents fairly, in all material respects, the information stated therein, when considered in relation to the financial statements taken as a whole.


/s/ Gleiberman Spears Shepherd & Menaker, P.A.

October 11, 1996

       NationsBank  Suite 3500  Charlotte, North Carolina 28280
                    Telephone 704-377-0220    Telefax  704--377-7612
                    Certified Public Accountants and Business Advisors


CONSOLIDATED BALANCE SHEETS
McRae Industries, Inc. and Subsidiaries                           August 3,      July 29,
                                                                    1996           1995
-----------------------------------------------------------------------------------------
ASSETS
Current Assets:
 Cash and cash equivalents                                      $   581,000   $   628,000
 Marketable securities (Note 3)                                      65,000     3,244,000
Accounts and notes receivable, less allowances
 for doubtful accounts of $301,000 and $80,000
 respectively (Note 7)                                           10,606,000     5,860,000
Inventories (Notes 4 and 7)                                      12,640,000     7,273,000
Net investment in capitalized leases (Note 5)                       966,000       944,000
Prepaid expenses and other current assets                           210,000       352,000
-----------------------------------------------------------------------------------------
    Total Current Assets                                         25,068,000    18,301,000
Property, Plant and Equipment, net (Notes 6 and 7)                7,172,000     4,541,000
Other Assets:
    Notes and accounts receivable, related
     entities (Notes 5, 12 and 13)                                2,359,000     2,287,000
    Net investment in capitalized leases (Note 5)                 1,798,000     1,690,000
    Notes receivable                                                952,000       903,000
    Real estate held for investment                                 478,000       426,000
    Goodwill (Note 2)                                               674,000       708,000
    Other                                                         1,060,000       727,000
-----------------------------------------------------------------------------------------
                                                                  7,321,000     6,741,000
-----------------------------------------------------------------------------------------
                                                                $39,561,000   $29,583,000
-----------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Notes payable to banks (Note 7)                             $   789,000
    Accounts payable                                              2,897,000   $ 1,897,000
    Accrued employee benefits (Note 8)                              846,000     1,301,000
    Deferred revenues                                             1,454,000     1,335,000
    Accrued payroll and payroll taxes                               790,000       595,000
    Due to related parties                                              -          55,000
    Income taxes (Note 9 )                                          759,000       353,000
    Other                                                           580,000       459,000
-----------------------------------------------------------------------------------------
      Total Current Liabilities                                   8,115,000     5,995,000
Notes Payable to Banks, net of current portion (Note 7)           6,285,000
Minority Interest (Note 10)                                         797,000       919,000
Commitments and Contingencies (Note 10 and 13)
Shareholders' Equity: (Note 11)
   Common Stock:
      Class "A", $1 par value; authorized 5,000,000 shares;
      issued and outstanding, 1,788,286 and 1,778,573
      shares respectively                                         1,788,000     1,778,000
      Class"B", $1 par value; authorized 2,500,000 shares;
      issued and outstanding, 951,213 and  952,637
      shares, respectively                                          951,000       953,000
Additional Paid-In Capital                                          705,000       676,000
Retained Earnings                                                20,920,000    19,262,000
-----------------------------------------------------------------------------------------
                                                                 24,364,000    22,669,000
-----------------------------------------------------------------------------------------
                                                                $39,561,000   $29,583,000
-----------------------------------------------------------------------------------------

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS
McRae Industries, Inc. and Subsidiaries


For the Years Ended                         August 3,        July 29,       July 30,
                                               1996           1995            1994
------------------------------------------------------------------------------------
Net revenue                               $48,724,000     $40,624,000    $39,454,000
Cost of revenues                           34,470,000      27,389,000     26,417,000
Gross profit                               14,254,000      13,235,000     13,037,000
Selling, general and administrative        11,045,000       9,930,000      8,971,000
Earnings from operations                    3,209,000       3,305,000      4,066,000
Other income, net                             503,000         429,000        292,000
Earnings before income
 taxes and minority interest                3,712,000       3,734,000      4,358,000
Provision for income taxes (Note 9)         1,369,000       1,403,000      1,599,000
Minority shareholder's interest
 in earnings of subsidiary (Note 10)           61,000         147,000        126,000
------------------------------------------------------------------------------------
Net earnings                              $ 2,282,000     $ 2,184,000    $ 2,633,000
------------------------------------------------------------------------------------
Net earnings per Common Share             $      0.84     $      0.80    $      0.97
Weighted average number of
 Common Shares outstanding                  2,731,334       2,731,210      2,729,710
------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
McRae Industries, Inc. and Subsidiaries


For the Years Ended                                    August 3,     July 29,     July 30,
                                                         1996         1995          1994
------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Net earnings                                        $2,282,000   $2,184,000   $2,633,000
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Depreciation and amortization                    1,072,000      807,000      610,000
      Equity in net (income) loss of
       investee                                           16,000      (25,000)      34,000
      Minority shareholder's interest in
       earnings of subsidiary                             61,000      147,000      126,000
      Gain on sale of assets                            (171,000)
      Changes in operating assets and liabilities,
       net of effects from purchase of subsidiaries:
      Accounts and notes receivable                   (3,389,000)    (965,000)    (467,000)
      Inventories                                       (950,000)  (1,593,000)     360,000
      Net investment in capitalized leases              (131,000)    (554,000)    (261,000)
      Prepaid expenses and other current
       assets                                            146,000      (94,000)     (50,000)
      Accounts payable                                  (134,000)     235,000     (481,000)
      Accrued employee benefits                         (455,000)      11,000      237,000
      Deferred revenues                                  119,000      208,000      149,000
      Accrued payroll and payroll taxes                   40,000      119,000        3,000
      Income taxes                                       406,000     (186,000)     423,000
      Other                                              121,000     (305,000)      33,000
------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities               (967,000)     (11,000)   3,349,000
------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
Purchase of subsidiaries, net of cash
   acquired                                             (614,000)    (646,000)
Disposal of property                                       9,000                    27,000
Purchases of short term investments                      (71,000)  (2,373,000)     (21,000)
Proceeds from sale of short term investments           3,414,000
Purchase of other assets                                (340,000)
Purchase of minority interest                           (184,000)
Capital expenditures                                  (1,487,000)    (956,000)  (1,668,000)
Net advances to related parties                         (144,000)    (207,000)    (121,000)
Net (advances) collections on notes
  receivable                                                            2,000     (182,000)
------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                    583,000   (4,180,000)  (1,965,000)
------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
 Borrowing of long-term debt and notes
  payable                                              5,789,000                   400,000
Principal repayments of long-term debt
  and notes payable                                   (4,865,000)  (1,107,000)    (747,000)
 Proceeds from exercise of stock options                                             4,000
 Issuance of common stock                                 37,000
Dividends paid                                          (624,000)    (616,000)    (597,000)
------------------------------------------------------------------------------------------
 Net Cash Used in Financing Activities                   337,000   (1,723,000)    (940,000)
------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash
 Equivalents                                             (47,000)  (5,914,000)     444,000
Cash, Cash Equivalents at Beginning of Year              628,000    6,542,000    6,098,000
Cash, Cash Equivalents at End of Year                 $  581,000   $  628,000   $6,542,000
------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
McRae Industries, Inc. and Subsidiaries


                              Common Stock, $1 par value
                              --------------------------
                                   Class "A"                Class "B"
                                   --------------------------------------------   Additional              Retained
                                   Shares       Amount      Shares       Amount     Paid-in Capital       Earnings
------------------------------------------------------------------------------------------------------------------
Balance,  August 1, 1993           1,731,323   $1,731,000   997,887    $998,000       $674,000         $15,658,000
Conversion of Class "B" to
  Class "A" stock                      3,040        3,000    (3,040)     (3,000)
Cash dividend ($.34 per Class "A"
  common share)                                                                                           (597,000)
Exercise of Stock Options              1,000        1,000     1,000       1,000          2,000
Net earnings                                                                                             2,633,000
------------------------------------------------------------------------------------------------------------------
Balance, July 31, 1994             1,735,363    1,735,000   995,847     996,000        676,000          17,694,000
Conversion of Class "B" to
 Class "A" stock                      43,210       43,000   (43,210)    (43,000)
Cash dividend ($.35 per Class "A"
 common share)                                                                                            (616,000)
Net Earnings                                                                                             2,184,000
------------------------------------------------------------------------------------------------------------------
Balance, July 29, 1995             1,778,573    1,778,000   952,637     953,000        676,000          19,262,000
Shares issued                          8,289        8,000                               29,000
Conversion of Class "B" to
      Class "A" stock                  1,424        2,000    (1,424)     (2,000)
Cash dividend ($.35 per Class "A"
      common share)                                                                                       (624,000)
Net earnings                                                                                             2,282,000
------------------------------------------------------------------------------------------------------------------
Balance August 3, 1996             1,788,286   $1,788,000   951,213    $951,000       $705,000         $20,920,000
------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
McRae Industries, Inc. and Subsidiaries
For the Years Ended August 3, 1996, July 29, 1995 and July 30, 1994

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

Use of Estimates
The timely preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates.

Cash and Cash Equivalents
Cash equivalents consist of highly liquid debt instruments such as certificates of deposit and commercial paper purchased with an original maturity date of three months or less.

Marketable Securities
Marketable Securities consist of certificates of deposit with an original maturity date of more than three months and debt and equity securities. Certificates of deposit are stated at cost and the securities are stated at approximate fair values based on quoted market prices.

Investments in marketable equity and debt securities have been classified as available for sale and as a result are stated at fair value based on quoted market prices. Unrealized holding gains and losses, if applicable, are included as a separate component of shareholders' equity until realized. The effect of this change in accounting principle was not material to the financial statements.

Inventories
Inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method for the military boots and photocopier inventories and using the first-in, first-out (FIFO) method for all other inventories.

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



Government Contract Revenue Recognition
Sales under long-term government contracts are recognized as revenues when the deliveries are made. In addition, the Company has recorded receivables of $370,000 at August 3, 1996, under the government contract's economic price adjustment clause for increases in leather prices.

Goodwill
Goodwill is amortized by the straight-line method over periods ranging up to 20 years. On a periodic basis, the Company estimates the future undiscounted cash flow of the businesses to which goodwill relates to assess that the carrying value of such goodwill has not been impaired.

Income Taxes
The Company records provision for income taxes using the liability method of accounting for income taxes under SFAS No. 109 Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting using enacted tax rates. Deferred tax expense (benefit) results from the change during the year of the deferred tax assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Earnings Per Share
Earnings per share are based on the weighted average number of shares of common stock outstanding during the year.

Reclassifications
Certain reclassifications have been made to the prior years' financial statements and notes thereto to conform with the current year presentation.



2. ACQUISITIONS

All acquisitions have been accounted for as purchases; operations of the companies acquired have been included in the accompanying consolidated financial statements from their respective dates of acquisition. The excesses of the purchase prices over fair value of the net assets acquired are included in goodwill. Supplemental information, combining the acquired companies on a pro forma basis as though they were acquired at the beginning of the fiscal years, has not been presented for the DataScan Corporation and Systems Integrators, Inc. acquisitions because it would have an immaterial effect on the net revenues and income for the periods presented.

In September 1994, the Company acquired DataScan Corporation, a reseller of bar code products located in South Carolina, for approximately $523,000. The excess of the purchase price over the fair value of the net assets acquired of approximately $600,000 was recorded as goodwill and is being amortized by the straight-line method over twenty years.

In June 1995, the Company acquired Systems Integrators, Inc., a consulting firm primarily engaged in programming bar code related products, for approximately $315,000. The excess of the purchase price over the fair value of the net assets acquired of approximately $138,000 was recorded as goodwill and is being amortized by the straight-line method over fifteen years.

On April 30, 1996, the Company purchased all of the outstanding common stock of American West Trading Company (American West) from its shareholders. American West is a manufacturer and distributor of western and work boots with manufacturing facilities located in Dresden and Waverly, Tennessee. American West sells it's boots nationwide to major retail and speciality chain stores.

The Company purchased 4,000,000 shares of American West Common Stock for $490,000 in cash and notes and $60,000 of the Company's Class A Common Stock. The purchase price approximated the fair values of the net assets acquired. In addition, a deferred earn-out amount will be paid subject to certain conditions being met over a sixty month period.

The unaudited proforma financial information which follows assumes the acquisition of American West occurred at the beginning of the respective year presented after giving effect to certain adjustments. The proforma financial information does not purport to be indicative of the results of operations that would have occurred had the transaction taken place at the beginning of the period presented or of future results of operations.


                                              (Unaudited)
                                      Proforma Results of Operations
                                              Years Ended
                                     August 3, 1996       July 29, 1995
                                     ----------------------------------
Net Revenues                           $ 61,421,000        $ 58,542,000

Net Earnings                           $  2,291,000        $  1,785,000

Net Earnings per Share                 $       0.84        $       0.65



3. MARKETABLE SECURITIES

The following is a summary of the estimated fair market value of available for sale securities:

                                              1996               1995
Certificates of Deposit                                       $2,332,000
Mutual Funds                                                     551,000
Municipal Bonds                              $55,000             354,000
Common Stocks                                 10,000               7,000
                                             -------          ----------
                                             $65,000          $3,244,000

At July 29, 1995 all certificates of deposit had contractual maturities of one year or less. Expected maturities may differ from contractual maturities of the municipal bonds because the issuers of the securities may have the right to prepay obligations without prepayment penalties. Unrealized gains and losses were not material at August 3, 1996 or July 29, 1995.



4. INVENTORIES

Current costs exceed the LIFO value of inventories by approximately $877,000 and $847,000 at August 3, 1996 and July 29, 1995, respectively. Year-end inventories valued under the LIFO method were approximately $5,150,000 at August 3, 1996 and approximately $4,500,000 at July 29, 1995. The components of inventory at each year end are as follows:


                                                       1996           1995
Raw materials                                       $ 2,288,000    $1,093,000
Work-in-process                                       1,142,000       444,000
Finished goods                                        9,210,000     5,736,000
-----------------------------------------------------------------------------
                                                    $12,640,000    $7,273,000
-----------------------------------------------------------------------------

5. LEASES

The Company leases certain photocopier products under sales-type leases. The Company's net investment in these leases is as follows:


                                                          1996          1995
Minimum lease payments receivable                     $3,070,000     $2,913,000
Estimated unguaranteed residual values                   267,000        242,000
Unearned income                                         (489,000)      (471,000)
Allowance for credit losses                              (83,000)       (50,000)
-------------------------------------------------------------------------------
Net investment                                        $2,765,000     $2,634,000
-------------------------------------------------------------------------------


The scheduled maturities for the above minimum lease payments receivable at August 3, 1996 are as follows:

Fiscal Year Ending
1997                                                  $1,238,000
1998                                                     903,000
1999                                                     552,000
2000                                                     288,000
2001 and thereafter                                       89,000
----------------------------------------------------------------
Total minimum lease payments receivable               $3,070,000
----------------------------------------------------------------



6. PROPERTY, PLANT AND EQUIPMENT

                                                          1996          1995
Land and improvements                                 $   769,000    $  626,000
Buildings                                               4,262,000     3,324,000
Machinery and equipment                                 6,943,000     3,470,000
Furniture and fixtures                                  2,521,000     2,291,000
-------------------------------------------------------------------------------
                                                       14,495,000     9,711,000
Less: Accumulated depreciation                          7,323,000     5,170,000
-------------------------------------------------------------------------------
                                                        7,172,000    $4,541,000
-------------------------------------------------------------------------------

7.  NOTES PAYABLE:

                                                                    1996
                                                                    ----
Note payable, Bank, due in monthly
installments of $56,477 including
interest at the prime rate less 0.5%
through July, 2011.  All of the inventory,
accounts receivable and property, plant
and equipment, which cost $8,991,000, of one
of the Company's subsidiaries, American West,
are pledged as collateral.                                       $6,000,000

Line of Credit due August 1, 1997. Interest
is payable monthly at the prime rate less
 .5%.  All of the inventory, accounts
receivable and property, plant and
equipment, which cost $8,991,000,
of one of the Company's subsidiaries,
American West, are pledged as collateral.                           400,000

Note payable, State of Tennessee, due
March , 2013.  Note is payable in 60 monthly
installments of $1,930 including interest at
1.5%, then 60 monthly installments of $2,073
including interest at 2.5% and then 120 monthly
installments of $2,175 including interest at 3.5%.
Land, buildings and building improvements, which
cost $847,000, of one of the Company's subsidiaries,
American West, are pledged as collateral.                           340,000

Note payable, State of Tennessee, due in March, 2000.
Note is payable in 60 monthly installments of
$4,015 including interest at 1.5% and then in 24
monthly installments of $4,057 including interest at 2.5%.
Certain equipment, which cost $320,000, of one of the
Company's subsidiaries, American West, is pledged
as collateral.                                                      160,000

Note payable, due in monthly installments of
$5,000 without interest through April 1998.                         105,000

Note payable, due in monthly installments of
$1,875 including interest at 6% through
April 1998.                                                          40,000

Note payable, due in monthly installments of
$1,915 including interest at 5% through
December 1997.                                                       29,000
                                                                 ----------
                                                                  7,074,000
Less current portion                                                789,000
                                                                 ----------
                                                                 $6,285,000
                                                                 ==========

Annual maturities of long-term debt are as follows:

Fiscal year ending:
1997                                                    $  789,000
1998                                                       375,000
1999                                                       322,000
2000                                                       316,000
2001                                                       319,000
thereafter                                               4,953,000
                                                        ----------
                                                        $7,074,000
                                                        ==========

Interest expense payments during fiscal years 1996, 1995 and 1994 were approximately $133,000, $48,000 and $82,000, respectively.


8. EMPLOYEE BENEFIT PLANS

The Company's employee benefit program consists of a defined benefit pension plan, an employee stock ownership plan, a cash bonus program, incentive awards and other specified employee benefits as approved by the Board of Directors. At its sole discretion, the Board of Directors determines the amount and the timing of payment for benefits under these plans.

The Company's noncontributory defined benefit pension plan and employee stock ownership plan cover substantially all employees. On September 30, 1992 the Board of Directors decided to terminate the defined benefit pension plan. The plan's actuary determined the amount owed to the pension plan as a result of the plan's termination was $173,000. This amount has been recorded as a liability in accrued employee benefits as of August 3, 1996. The defined benefit pension plan provided for benefits based on length of service from date of employment and the employee's average compensation. Plan assets are invested principally in collective funds consisting of short-term cash, fixed-income and equity investments.

The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 8% for 1992. The expected long-term rate of return on assets is 8%.

The following table sets forth the defined benefit pension plan's funding status at the end of each year indicated.

                                                            1996            1995           1994
Actuarial present value of benefit obligations:
Accumulated benefit obligation, including vested
  benefits of $891,000, $873,000 and $836,000,
  respectively                                         ($891,000)      ($873,000)     ($836,000)
-----------------------------------------------------------------------------------------------
Projected benefit obligation for service
  rendered to  date                                     (891,000)      ($875,000)     ($836,000)
Plan assets at fair market value                        (801,000)       (753,000)      (768,000)
-----------------------------------------------------------------------------------------------
Projected benefit obligation in excess of
  plan assets                                            (90,000)       (122,000)       (68,000)
Unrecognized net (gain) loss                             173,000          92,000         41,000
Additional liability recognized for unfunded
  accumulated benefit obligation                        (173,000)        (90,000)       (41,000)
-----------------------------------------------------------------------------------------------
Net pension liability                                    (90,000)       (120,000)       (68,000)
Net periodic pension costs:
Interest cost on projected benefit
  obligation                                              67,000          67,000         67,000
Actual return on plan assets                             (18,000)        (35,000)       (17,000)
Net asset gain less (loss) during
  the period                                             (38,000)        (25,000)       (47,000)
-----------------------------------------------------------------------------------------------
Net periodic pension costs                             $  11,000       $   7,000      $   3,000
-----------------------------------------------------------------------------------------------

The employee stock ownership plan's (ESOP) principal investments include shares of Class "A" and "B" common stock of the Company and collective funds consisting of short-term cash, fixed-income and equity investments.

Employee benefit program expense amounted to $525,000, $725,000 and $850,000 in 1996, 1995 and 1994, respectively. To the extent the amount of these benefits are not disbursed, the Board may, at its sole discretion, reduce any remaining accruals.

9.INCOME TAXES

Significant components of the provision for income taxes are as follows:


                                     1996               1995              1994
Current:
    Federal                       $1,062,000        $1,010,000       $1,324,000
    State                            276,000           238,000          285,000
-------------------------------------------------------------------------------
  Total Current                    1,338,000         1,248,000        1,609,000
-------------------------------------------------------------------------------
Deferred:
    Federal                           27,000           133,000           (9,000)
    State                              4,000            22,000           (1,000)
-------------------------------------------------------------------------------
  Total deferred                      31,000           155,000          (10,000)
-------------------------------------------------------------------------------
                                  $1,369,000        $1,403,000       $1,599,000
-------------------------------------------------------------------------------


The components of the provision for deferred income taxes are as follows:


                                        1996             1995            1994
                                        ----             ----            ----
Depreciation                         $119,000         $ 21,000         $ 16,000
Leasing activities                     48,000          111,000           62,000
Employee benefit accrual              207,000           (6,000)         (75,000)
Bad debt allowances                   (95,000)         (10,000)         (18,000)
Inventory                            (123,000)          (5,000)         (11,000)
Other                                (125,000           44,000           16,000
-------------------------------------------------------------------------------

 Provision for deferred income taxes $ 31,000         $155,000         ($10,000)
-------------------------------------------------------------------------------


Deferred tax liabilities and assets at each year end are as follows:


Deferred tax liabilities:                               1996             1995
  Tax over book depreciation                          $387,000         $268,000
  Leasing activities                                   580,000          522,000
-------------------------------------------------------------------------------
  Total deferred tax liabilities                       967,000          790,000
-------------------------------------------------------------------------------
Deferred tax assets:
  Employee benefit accrual                             167,000          373,000
  Bad debt allowances                                  151,000           56,000
  Inventory                                            165,000           42,000
  Other reserves                                        95,000          (39,000)
-------------------------------------------------------------------------------
     Total deferred tax assets                         578,000          432,000
-------------------------------------------------------------------------------
Net deferred tax liability                            $389,000         $358,000
-------------------------------------------------------------------------------

The reconciliation of income tax computed at the U. S. federal statutory tax rate to actual income tax expense are (in thousands):


                                           1996              1995                1994
                                       Amount Percent    Amount Percent     Amount Percent
                                       ------ -------    ------ -------     ------ -------
Tax at U. S. statutory rate            $1,262   34.0%    $1,269   34.0%     $1,482   34.0%
State income taxes, net of federal
 tax benefit                              154    6.3        157    6.3         188    6.3
Other  -  net                             (47)  (3.4)       (23)  (2.3)        (71) ( 1.6)
-----------------------------------------------------------------------------------------
                                       $1,369   36.9%    $1,403   38.0%     $1,599   36.7%
-----------------------------------------------------------------------------------------

Total income tax payments during fiscal years 1996, 1995 and 1994 were approximately $958,000, $1,647,000 and $1,100,000, respectively.



10. COMMITMENTS AND CONTINGENCIES

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

Concentrations Of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments, receivables, and capitalized leases. The Company maintains substantially all of its cash and certificates of deposits with various financial institutions in amounts which are in excess of the Federally insured limits. Management of the Company performs periodic evaluations of the relative credit standing of those financial institutions.

Concentrations of credit risk with respect to receivables and capitalized leases are limited due to the large number of entities comprising the Company's customer base and their dispersion across many different industries. The Company does not require collateral on trade account receivables.

Other
Under the terms of sale to the U.S. Government, the negotiated contract prices of combat boots are subject to renegotiation if certain conditions are present. Management is of the opinion that renegotiation, if any, will have no material adverse effect on the Company's consolidated financial position or results of operations.

11. SHAREHOLDERS' EQUITY

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

The Company has a nonqualified stock option plan. Under the terms of the stock option plan, stock options to purchase Common Stock may be granted to selected key employees. The Company has reserved 120,000 shares of Class A and 120,000 shares of Class B Common Stock for the nonqualified stock option plan. Transactions involving the plan are summarized as follows:


Nonqualified Stock Option Plan                              1996            1995            1994
                                                            Class           Class           Class
                                                          A       B       A       B       A       B
                                                         ---     ---     ---     ---     ---     ---
Outstanding and exercisable at
  beginning of year                                    14,690   14,500   14,690  14,500 15,690   15,500
Exercised ($2.125 per share - Class A, $1.875
 per share - Class B)                                    (190)    -0-      -0-     -0-   (1000)   (1000)
-------------------------------------------------------------------------------------------------------
Outstanding and exercisable at end of year ($2.125
 per share - Class A, $1.875 per
 share - Class B)                                      14,500   14,500   14,690  14,500 14,690   14,500
-------------------------------------------------------------------------------------------------------

At August 3, 1996, 143,000 shares of Class A and 143,000 shares of Class B common stock were available for future grants under the nonqualified stock option plan.


12. RELATED PARTY TRANSACTIONS

Notes and accounts receivable from related entities that are included in the balance sheet are as follows:


                                                           1996         1995
Investments in and advances to investee (see Note 13)  $  631,000    $  600,000

McRae Chevrolet Buick, guaranteed by the
President of the Company, with interest
at federal funds rate plus 2%                           1,111,000     1,071,000

Notes receivable, other, guaranteed
by the President of the Company                           275,000       275,000

Notes receivable from the President of
the Company, unsecured, with interest
at federal funds rate plus 2%                             342,000       341,000
-------------------------------------------------------------------------------
                                                       $2,359,000    $2,287,000
-------------------------------------------------------------------------------


As of August 3, 1996, and July 29, 1995, there were approximately $674,000 and $695,000, respectively, of receivables due from employees included in notes and accounts receivable.

13. INVESTMENT IN INVESTEE

The Company has an investment in a real estate development company. The investee has been operating under Chapter X of the United States Bankruptcy Act since 1974, and the court has imposed certain restrictions under a Plan of Reorganization. The Company adjusts its investment in and advances to the investee by the equity method. Summarized financial data of the investee is as follows:

                                              1996            1995            1994
Balance Sheet
    Assets                                $1,474,000      $1,451,000       $1,277,000
    Liabilities                            1,772,000       1,733,000        1,584,000
    Shareholders' deficiency                (298,000)       (282,000)        (307,000)

Results of Operations
    Revenues                              $  195,000      $  215,000       $  184,000
    Net income (loss)                        (16,000)         25,000          (34,000)

The following table summarizes the activity of the Company's investment in investee:

                                              1996            1995            1994
Beginning investment                      $  600,000      $  447,000        $400,000
Equity in income (loss)                      (16,000)         25,000         (34,000)
Additional investments                        47,000         128,000          81,000
------------------------------------------------------------------------------------
Ending investment                         $  631,000      $  600,000        $447,000
------------------------------------------------------------------------------------

The Company, a subsidiary and investee have been named co-defendants in a civil lawsuit involving one residential real estate lot in a subdivision partially developed by the investee. The investee has been named a defendant in a second lawsuit also involving a residential real estate lot in the same subdivision. The lawsuits allege various torts related to quiet title, adverse possession, tortious interference and others. The first suit seeks unspecified compensatory and punitive damages. The second suit seeks compensatory damages of $15,000 and unspecified punitive damages. The Company's counsel in connection with these lawsuits has represented that it is unable to evaluate the probability of a favorable or unfavorable outcome nor to estimate the range of loss, if any, in these cases. Accordingly, no provision for any liability that may result has been made in the accompanying consolidated financial statements.


14.  FINANCIAL INSTRUMENTS

All financial instruments are held or issued for other than trading purposes.

Management used the following methods and assumptions to estimate the fair value of financial instruments:

   Cash and cash equivalents: Because of the close proximity to maturity, the carrying value of cash and cash equivalents approximates fair value.

   Marketable Securities: The fair values of marketable debt and equity securities are based on quoted market prices.

   Notes Receivable: For notes receivable, fair value is estimated by discounting future cash flow using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

   Other Assets: Other assets primarily represent officer's life insurance policies recorded at its cash surrender value which approximates its fair value.

   Deferred revenues: The carrying value approximates fair value because of the short maturity of the deferred maintenance contracts.

   Long and short term debt: The carrying amounts of the borrowings under short-term revolving credit agreements approximates its fair value. The fair value of long term debt was estimated using discounted cash flow analyses, based on the company's current incremental borrowing rates for similar types of borrowing arrangements.


                                                Carrying             Fair
Assets                                           Amount              Value
                                                 ------              -----
   Cash and cash equivalents                 $  581,000         $  581,000
   Short Term investments                        65,000             65,000
   Notes receivable, related entities         2,359,000         see (a)below
   Notes receivable                             951,000          1,003,000
   Other assets                               1,060,000          1,060,000

Liabilities
   Deferred revenues                          1,456,000          1,456,000
   Long and short term debt                   7,074,000          7,074,000

   a) It is not practicable to estimate the fair value of the Notes due from related parties to the corporation because of the inability to estimate fair value without incurring excessive costs. See Note 11-Related Party Transactions.


15. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following table sets forth unaudited quarterly financial information for the years ended August 3, 1996 and July 29, 1995:

                                   First         Second         Third          Fourth
August 3, 1996
Net revenues                   $10,412,000    $10,142,000   $11,069,000     $17,101,000
Gross profit                     3,069,000      3,207,000     3,239,000       4,739,000
Net earnings                       344,000        449,000       384,000       1,105,000
Net earnings per common share          .13            .16           .14             .41

July 29, 1995
Net revenues                   $ 9,776,000    $10,041,000   $10,451,000     $10,356,000
Gross profit                     3,106,000      3,287,000     3,371,000       3,471,000
Net earnings                       467,000        533,000       525,000         659,000
Net earnings per common share          .17            .20           .19             .24

The fourth quarter of 1996 includes an adjustment to decrease the Company's LIFO Reserve which increased net earnings by $222,000 or $.08 per common share.


16. INDUSTRY SEGMENT INFORMATION

The Company's principal operations have been classified into three business segments: bar code operations, office products and printing and footwear manufacturing. The bar code segment manufactures and sells bar code reading and printing devices and other items related to optical data collection. The office products and printing segment sells, provides maintenance and leases photocopiers, facsimile and digital duplicators and operates a commercial printing company. The footwear segment manufactures combat boots, principally for the U.S. Government, and western and work boots. Total consolidated revenues related to sales to the U.S. Government were 26% in 1996, 22% in 1995, and 35% in 1994. There were no significant intersegment sales or transfers during 1996, 1995 and 1994. Operating profits by business segment exclude allocated corporate interest income, income taxes, minority interest and equity in net loss of investee. Corporate assets consist principally of cash, short term investments, certain receivables, and real estate held for investment.


                                                           Office
                                                          Products   Corporate
                                                            and         and
(In Thousands)                       Footwear  Bar Code   Printing     Other   Consolidated
-------------------------------------------------------------------------------------------
For the Year Ended August 3, 1996
Net Revenues                          $17,490   $15,994    $14,616     $  624       $48,724
Earnings(loss)from
 operations                             2,635       947       (428)        55         3,209
Identifiable assets                    14,095     6,300      9,823      9,343        39,561
Capital expenditures                       37       347        884        219         1,487
Depreciation expense
 and amortization                         254       154        256        408         1,072
-------------------------------------------------------------------------------------------
For the Year Ended July 29, 1995
Net Revenues                          $ 9,004   $17,315    $13,621     $  684       $40,624
Earnings(loss)from
 operations                             1,121     2,109         78         (3)        3,305
Identifiable Assets                     2,435     9,474     10,500      7,174        29,583
Capital expenditures                       17       205        487        247           956
Depreciation expense
 and amortization                         138       146        260        263           807
-------------------------------------------------------------------------------------------
For the Year Ended July 30,1994
Net Revenues                          $13,777   $13,205    $11,654     $  818       $39,454
Earnings(loss)from
 operations                             2,510     1,510        250       (204)        4,066
Identifiable assets                     2,166     9,447      8,640      7,883        28,136
Capital expenditures                      113       717        377        461         1,668
Depreciation expense
 and amortization                         145        75        188        202           610

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON 8-K

(a)  (1)  Independent auditor's report
          McRae Industries, Inc. and Subsidiaries consolidated financial statements:

          Consolidated Balance Sheets as of August 3, 1996 and July 29,
          1995

          Consolidated Statements of Operations for the Years Ended August 3, 1996, July 29, 1995, and July 30, 1994.

          Consolidated Statements of Cash Flow for the Years
          Ended August 3, 1996, July 29, 1995 and July 30, 1994

          Consolidated Statements of Shareholders' Equity for the Years Ended August 3, 1996, July 29, 1995 and July 30, 1994


     (2)  Financial Statement Schedules:

          Schedule II


(b)  Reports on Form 8-K

     The Registrant filed a Form 8-K dated May 10, 1996 and a Form 8-K/A dated June 29, 1996 in connection with its acquisition of American West Trading Company. The Form 8-K/A dated June 29, 1996 includes financial statements of American West Trading Company for the years ended December 31, 1995 and 1994 and pro forma financial information for the nine months ended April 27, 1996 and the twelve months ended July 29, 1995.

(c) Exhibits

3.1  Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Registrant's Form  S-14, Registration N. 2-85908)

3.2 Amendment to the Certificate of Incorporation. (Incorporated by reference to Exhibit 3 to the Registrant's Form 10-K for the fiscal year ended
     August 1, 1987)

3.3  Amendment to the Bylaws of  the Registrant effective September 10, 1993.
     (Incorporated by reference to Exhibit 3.3 to the Registrant's Form 10-K for the fiscal year ended July 31,1993)

3.4  Restated Bylaws of the Registrant.  (Incorporated by reference to Exhibit
     3.4 to the Registrant's Form 10-K for the fiscal year ended July 31,
     1993)

10.1 1985 McRae Industries, Inc. Non-Qualified Stock Option Plan.
     (Incorporated by reference to Exhibit 10 to the Registrant's Form 10-K for fiscal year ended August 3, 1985)*

10.2 Technical Assistance Agreement dated September 13, 1984 between the
     Registrant and Ro-Search, Incorporated. (Incorporated by reference to Exhibit 10.4 to the Registrant's Form 10-K for the fiscal year ended July
     28, 1984)

10.3 Award/Contract between Defense Personnel Support Center and McRae
     Industries, Inc. dated August 6, 1993.  (Incorporated by reference to
     Exhibit 10.3 to the Registrant's Form 10-K for the fiscal year ended
     July 31, 1993)

10.4 Stock Purchase Agreement as of April 7, 1996 among Walter A. Dupuis,
     Kenneth O. Moore, William Glover and McRae Industries was filed as
     Exhibit 2 to the Registrant's current report on Form 8-K filed May 11,
     1996 and is incorporated herein by reference.

10.5 Promissory Note, Security Agreement and Guaranty Agreement dated July 25,
     1996 among American West Trading Company, as borrower, The Fidelity Bank, as lender, and the Registrant, as Guarantor (Filed herein).

10.6 Deed of Trust between American West Trading Company and The Fidelity
     Bank, July 25, 1996 (Filed herein).

10.7 Security Agreement pertaining to inventory, accounts receivable and equipment between American West Trading Company and The Fidelity Bank,
     July 25, 1996 (Filed herein).

21   Subsidiaries of the Registrant (Filed herein)

23   Consent of Independent Auditors (Filed herein)

27   Financial Data Schedule (Filed in electronic format only. Pursuant to
     Rule 402 of Regulation S-T, this schedule shall not be deemed filed for purpose of Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934.)

     ----------------------------------------
     *Denotes a management contract or compensatory plan or arrangement.

SCHEDULE II.. VALUATION AND QUALIFYING ACCOUNTS
McRae Industries, Inc. and Subsidiaries.



Col. A                                Col. B                           Col. C                    Col. D           Col.E

                                                        ADDITIONS

Description                           Balance at               (1)               (2)             Deductions     Balance at
                                      Beginning of          Charged to        Charged to         Describe         End of
                                      Period                Cost and          Other                               Period
                                                            Expenses          Accounts
                                                                              Describe
Year ended August 3, 1996:
Deductions from assets
accounts:
 Allowance for doubtful
 accounts                            $  130,000        $  (56,000)                         $   310,000 (1)   $   384,000
Employee benefit accrual              1,301,000           425,000                             (880,000)(2)       846,000
Health insurance accrual                146,000           (40,000)                              86,000 (2)       192,000

Year ended July 29,1995:
Deducted from assets
 accounts:
 Allowance for doubtful
 accounts:                           $  116,000        $   47,000                          $    61,000 (1)   $   130,000
Employee benefit accrual              1,290,000           725,000                             (714,000)(2)     1,301,000
Health insurance accrual                195,000           753,000                             (802,000)(2)       146,000

Year ended July 30, 1994
Deducted from assets
 accounts:
 Allowance for doubtful
 accounts                            $   70,000        $   90,000                          $   (44,000)(1)   $   116,000
Employee benefit accrual              1,053,000           850,000                             (613,000)(2)     1,290,000
Health insurance accrual                125,000           935,000                             (865,000)(2)       195,000

(1) Uncollectible accounts written off
(2) Payments and/or expenses charged to operations

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            McRAE INDUSTRIES, INC.


Dated:  October 31, 1996                           By:   /s/ B. J. McRae
                                                      ---------------------
                                                     B.J McRae
                                                         President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                                                          Date
---------                                                         -----

/s/ B. J. McRae                                              October 31, 1996
---------------
President and Director
(Principal Executive Officer)

/s/ George M. Bruton
--------------------
George M. Bruton                                             October 31, 1996
Director

/s/ Hilton Cochran
-----------------
Hilton Cochran                                               October 31, 1996
Director

/s/ James W. McRae
------------------
James W. McRae                                               October 31, 1996
Vice President, Secretary and Director

/s/ Victor A. Karam
------------------
Victor A. Karam                                              October 31, 1996
Vice President of Footwear and Director

/s/ D. Gary McRae
-----------------
D. Gary McRae                                                October 31, 1996
First Vice President, Treasurer and Director

/s/ Harold W. Smith
-------------------
Harold Smith                                                 October 31, 1996
Vice President of McRae Graphics and Director

/s/ Marvin G. Kiser, Sr.
------------------------
Marvin G. Kiser                                              October 31, 1996
Controller
(Principal Financial and Accounting Officer)

                                Exhibit Index

3.1 Certificates of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Registrant's Form S-14, Registration N. 2-85908).

3.2 Amendment to the Certificate of Incorporation. (Incorporated by reference to Exhibit 3 to the Registrant's Form 10-K for the fiscal year ended August
      1, 1987).

3.3   Amendment to the Bylaws of the Registrant effective September 10, 1993.
      (Incorporated by reference to Exhibit 3.3 to the Registrant's Form 10-K for the fiscal year ended July 31, 1993).

3.4   Restated Bylaws of the Registrant. (Incorporated by reference to Exhibit
      3.4 to the Registrant's Form 10-K for the fiscal year ended July 31, 1993).

10.1  1985  McRae Industries, Inc. Non-Qualified Stock Option Plan.
      (Incorporated by reference to Exhibit 10 to the Registrant's
      Form 10-K for the fiscal year ended August 3, 1985).

10.2  Technical Assistance Agreement dated September 13, 1984 between the
      Registrant and Ro-Search, Incorporated. (Incorporated by reference to Exhibit 10.4 to the Registrant's Form 10-K for the fiscal year ended
      July 28, 1984).

10.3  Award/Contract between Defense Personnel Support Center and McRae
      Industries, Inc. dated August 6, 1993. (Incorporated by reference to
      Exhibit 10.3 to the Registrant's Form 10-K for the fiscal year ended
      July 31, 1993).

10.4  Stock Purchase Agreement and Guaranty Agreement as of April 7, 1996 among
      Walter A. Dupuis, Kenneth O. Moore, William Glover and McRae Industries was filed as Exhibit 2 to the Registrant's current report on Form 8-K filed May 11, 1996 and is incorporated herein by reference.

10.5  Promissory Note, Security Agreement and Guaranty Agreement dated
      July 25, 1996 among American West Trading Company, as borrower,
      The Fidelity Bank, as lender and the Registrant, as Guarantor
      (Filed herein).

10.6  Deed of Trust between American West Trading Company and The Fidelity
      Bank, July 25, 1996 (Filed herein).

10.7 Security Agreement pertaining to inventory, accounts receivable and equipment between American West Trading Company and The Fidelity Bank,
      July 25, 1996 (Filed herein).

21    Subsidiaries of the Registrant (Filed herein).

23    Consent of Independent Auditors (Filed herein).

27 Financial Data Schedule (Filed in electronic format only. Pursuant to Rule 402 of Regulation S-T, this schedule shall not be deemed filed for the purpose of Section 11 of the Securities Act of 1993 or
      Section 18 of the Securities Exchange Act of 1934).