Form 10-Q
period 1997-02-01
MCRAE INDUSTRIES INC
filed 1997-03-18
CIK 729284

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934

FOR THE QUARTER ENDED FEBRUARY 1, 1997

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from                     to
                               ------------------     ---------------------

COMMISSION FILE NUMBER 1-8578

                             MCRAE INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                  56-0706710
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

   Common Stock, $l Par Value--Class A 1,812,237 shares as of March 10, 1997
    Common Stock, $1 Par Value--Class B 956,262 shares as of March 10, 1997

                     MCRAE INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX


                                                                                  Page No.
                                                                                  --------
                          PART 1. FINANCIAL INFORMATION


ITEM 1.           CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  Condensed Consolidated Balance Sheet                               3-4

                  Condensed Consolidated Statement of Operations                     5

                  Condensed Consolidated Statement of Cash Flows                     6

                  Notes to Condensed Consolidated Financial Statements               7



ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS                               8-9



                           PART II. OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS                                                 10

ITEM 2.           CHANGES IN SECURITIES                                             10

ITEM 3.           DEFAULT UPON SENIOR SECURITIES                                    10

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS             10

ITEM 5.           OTHER INFORMATION                                                 10-11

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K                                  11


                  SIGNATURES                                                        12

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                     MCRAE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                     ASSETS
                 (In thousands, except share and per share data)



                                              February 1, 1997     August 3, 1996
Assets                                           (Unaudited)            (Note)
                                                 -----------            ------
Current assets:

 Cash and cash equivalents                          $ 3,488          $   581

 Securities                                              65               65

 Accounts and notes receivable,net                    7,510           10,606

 Inventories                                         12,647           12,640

 Net investment in capitalized leases                   963              966

 Prepaid expenses and other current assets              114              210
                                                    -------          -------

   Total current assets                              24,787           25,068
                                                    -------          -------


Property, plant and equipment,net                     7,095            7,172


Other assets:

 Receivables,related entities                         2,511            2,359

 Net investment in capitalized leases                 1,527            1,798

 Notes receivable                                     1,171              952

 Real estate held for investment                        486              478

 Goodwill                                               654              674

 Other                                                1,220            1,060
                                                    -------          -------

   Total other assets                                 7,569            7,321
                                                    -------          -------

                                                    $39,451          $39,561
                                                    =======          =======






                   See notes to quarterly financial statements

                     MCRAE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                 (In thousands, except share and per share data)


                                                  February 1, 1997   August 3, 1996
                                                     (Unaudited)          (Note)
                                                     -----------          ------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

 Notes payable to bank                                  $   321          $   789

 Accounts payable                                         2,806            2,897

 Accrued employee benefits                                  807              846

 Deferred revenues                                        1,326            1,454

 Accrued payroll and payroll taxes                          694              790

 Income taxes                                               441              759

 Other                                                      312              580
                                                        -------          -------

   Total current liabilities                              6,707            8,115
                                                        -------          -------


Notes payable to banks, net of current portion            6,008            6,285

Minority Interest                                           861              797


Shareholders' Equity:
 Common stock:
  Class "A", $1 par; Authorized 5,000,000
    shares; Issued and outstanding, 1,809,964
    and 1,788,286, shares, respectively                   1,810            1,788
  Class "B", $1 par, Authorized 2,500,000
    shares; Issued and outstanding 958,535
    and 951,213 shares, respectively                        959              951

 Additional Paid-in Capital                                 734              705

 Retained Earnings                                       22,372           20,920
                                                        -------          -------

    Total Shareholders' Equity                           25,875           24,364
                                                        -------          -------

                                                        $39,451          $39,561
                                                        =======          =======


NOTE - The condensed consolidated balance sheet at August 3, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.




                   See notes to quarterly financial statements

                     MCRAE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (Unaudited)


                                        Three Months Ended            Six Months Ended
                                   February 1,  January 27,       February 1,  January 27,
                                        1997         1996             1997         1996
                                   ------------------------        --------------------
Net revenues                       $   15,147    $    10,142     $   32,288    $    20,554

 Costs and expenses:

  Cost of revenues                     10,682          6,935         23,261         14,278

  Selling and administrative            3,168          2,582          6,176          5,118

  Other expense (income), net              56           (125)           107           (200)
                                   ----------    -----------     ----------    -----------

Total costs and expenses               13,906          9,392         29,544         19,196
                                   ----------    -----------     ----------    -----------

Earnings before income taxes
  and minority interest                 1,241            750          2,744          1,358

Provision for income taxes                485            287          1,072            516

Minority shareholder's interest
  in earnings of subsidiary                38             14             64             49
                                   ----------    -----------     ----------    -----------

Net earnings                       $      718    $       449     $    1,608    $       793
                                   ==========    ===========     ==========    ===========

Net earnings per Common Share      $      .26    $       .16     $      .58    $       .29
                                   ----------    -----------     ----------    -----------

Weighted average number of
  Common Shares Outstanding         2,768,499      2,729,375      2,755,275      2,730,144
                                   ----------    -----------     ----------    -----------










                  See notes to quarterly financial statements.

                     MCRAE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                               Six Months Ended
                                                      February 1, 1997       January 27, 1996
                                                      ----------------       ----------------
Net cash provided by operating
  activities                                                $ 4,531             $   197

Cash flows from investing activities:

  Proceeds from securities                                      -0-               1,245

  Capital expenditures                                         (148)               (423)

  Purchase of other assets                                      (90)               (186)

  Net advances of long term
   receivables                                                 (380)                (99)
                                                            -------             -------

Net cash provided by (used in)
  investing activities                                         (618)                537
                                                            -------             -------

Cash flows from financing activities:

  Principal repayments of notes payable                        (745)                -0-

  Purchase Treasury Stock                                       -0-                 (17)

  Proceeds from exercise of stock options                        58                 -0-

  Dividends paid                                               (319)               (311)
                                                            -------             -------

Net cash used in financing activities                        (1,006)               (328)
                                                            -------             -------

Net increase in cash and cash equivalents                     2,907                 406

Cash and Cash Equivalents at Beginning of Period                581                 628
                                                            -------             -------

Cash and Cash Equivalents at End of Period                  $ 3,488             $ 1,034
                                                            =======             =======








                  See notes to quarterly financial statements.

                     MCRAE INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended February 1, 1997 are not necessarily indicative of the results that may be expected for the year ending August 2, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the McRae Industries, Inc. annual report on Form 10-K for the year ended August 3, 1996.

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

The components of inventory consist of the following (in thousands):

                                      February 1, 1997    August 3, 1996
                                      ----------------    --------------
Raw materials                              $ 2,150           $ 2,288
Work in process                                719             1,142
Finished goods                               9,778             9,210
                                           -------           -------
                                           $12,647           $12,640
                                           =======           =======


NOTE C - SUBSEQUENT EVENTS

On February 14, 1997, the Company announced plans to consolidate its western and work boot production facilities by closing the manufacturing, retail and administrative operations at the Dresden, Tennessee location on June 27, 1997. The Company intends to continue to use the facilities for warehousing and distribution. The Tennessee Department of Labor, local officials and employees have been notified of this action.

On March 10, 1997, the Company declared a cash dividend of 9.0 cents per share on its Class A Common Stock payable on April 4, 1997 to shareholders of record on March 21, 1997.

                     MCRAE INDUSTRIES, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY

The Company's working capital at the end of this reporting period continued to show a strong position with a current ratio of 3.7 to 1 as compared to 3.1 to 1 on August 3, 1996.

Cash, cash equivalents and marketable securities totaled $3,553,000 for the period ended February 1, 1997 versus $646,000 reported on August 3, 1996. The increase was due primarily to cash generated from operating activities amounting to $4.5 million. Income from operations adjusted for depreciation and amortization contributed $2.4 million and collections of accounts and notes receivable related mainly to the footwear segment provided $3.1 million. Inventory, primarily associated with the office products segment, used approximately $587,000 in cash while payments of estimated income taxes used another $319,000.

Investing activities used net cash of $618,000. Capital expenditures amounting to $148,000 consisted primarily of purchases of production machinery and computer hardware and software. Advances to certain related parties, for normal operating capital, approximated $158,000 while notes receivable associated with the financing and leasing segment used $222,000 for the period.

Cash used in financing activities amounted to approximately $1 million. Principal and line of credit payments accounted for $745,000 while dividend payments were $319,000. Proceeds from the exercise of stock options provided an offset of $58,000.

Credit lines at several banks totalling $3.75 million are maintained by the Company. As of February 1, 1997 the entire amount was available. Management believes that the current cash and cash equivalents, available lines of credit and anticipated cash flows from operations will be sufficient to provide for the Company's future working capital and debt repayment requirements.


SECOND QUARTER FISCAL 1997 COMPARED TO SECOND QUARTER FISCAL 1996

Second quarter consolidated revenues for fiscal 1997 amounted to $15,147,000, a 49% increase over consolidated revenues of $10,142,000 reported for the same period of fiscal 1996. The footwear segment contributed approximately $3.5 million of the total $5.0 million quarterly increase primarily due to the acquisition in April 1996 of the western and work boot unit which contributed approximately $3.1 million. The bar code unit contributed approximately $1.5 million of the increase which was primarily attributable to a major order manufactured and delivered during the second quarter.

The Company does not expect revenues for the remainder of the fiscal year to follow the same growth patterns exhibited by the first two quarters of fiscal 1997. The military combat boot unit has essentially completed the delivery requirements associated with the recently expired government contract. Negotiations on a new five year contract are in process and the Company expects to receive an award during the third quarter. The Company had expected to receive this award during the second quarter and this delay will have an unfavorable impact on revenues for the third and possibly the fourth quarters. While the Company believes it is well positioned to be awarded this contract, a contrary decision or extended delay to award this contract by the government could have an unfavorable effect on the Company. Management also believes that the demands for western boots will decline in the spring and summer months consistent with the seasonal trends of the industry.

Gross profit on a consolidated basis for the second quarter of 1997 exceeded the second quarter of 1996 by approximately $1.3 million, a 39% improvement. The bar code segment contributed almost $600,000 while the footwear segment contributed approximately $500,000. Gross profit as a percent of net revenues declined for the current quarter to 29.5% as compared to 31.6% for the prior year's second quarter. This decrease was primarily caused by the product mix for the second fiscal quarter being heavily influenced by the footwear segment which accounted for 43% of the revenue versus 29% for the same period last year. This segment's gross profit percentage also declined from the 20% reported for the second quarter of 1996 to 17% for the second quarter of 1997 as a result of the addition of the western and work boot unit which generally has lower margins. A second factor related to a decline in the bar code unit's gross profit percentage from 45% for second quarter 1996 to 43% for the comparative quarter. This decrease was caused generally by higher labor cost associated with overtime necessitated by tight delivery schedules and slightly higher material cost.

Selling, General and Administrative (SG&A) expenses were 21% of net revenues for the second quarter of fiscal 1997 compared to 25% for the same period of fiscal 1996, while overall SG&A spending increased by 23 percent. This increase was primarily due to the addition of the western and work boot unit and increased sales salary and commission expenses related to the bar code unit.


FIRST SIX MONTHS FISCAL 1997 COMPARED TO FIRST SIX MONTHS FISCAL 1996

Consolidated net revenues for the first six months of fiscal 1997 exceeded the comparable period for fiscal 1996 by 57%. The footwear segment contributed approximately $10.2 million of the $11.7 million increase of which $7.6 million resulted from the addition of the western and work boot unit. In addition, the bar code unit contributed $1.2 million of the increase.

Gross profit increased by $2.75 million for the six month period of fiscal 1997 over the same period in fiscal 1996 while gross profit as a percent of net revenues declined from 28% for the current fiscal period as compared to 30.5% for the prior year's fiscal period. This decline in gross profit percentage was primarily attributable to the increased concentration of lower margin sales from the footwear segment in the product mix for the current reporting period as compared to the prior year period. On an individual basis, however, each of the major business segments reported slight gross profit percentage gains for the comparable periods of fiscal 1997 and 1996.

Selling, General and Administrative expenses totaled $6.2 million for the six months of fiscal 1997 as compared to $5.1 million for the prior year's fiscal period. The major contributors to the increase were the inclusion of the western and work boot SG&A expenditures which accounted for $760,000 and increased selling costs of $173,000 attributable to the bar code unit.

PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

Reference is made to Item 3 of the Company's Annual Report to Shareholders on Form 10-K for the fiscal year ended August 3, 1996.

ITEMS 2 AND 3.

These items are inapplicable and have been omitted.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Shareholders held on December 19, 1996, the following individuals were elected to the Board of Directors:

                                         VOTES FOR               VOTES WITHHELD
                                  CLASS A         CLASS B    CLASS A        CLASS B
                                  -------         -------    -------        -------
B.J. McRae                        N/A             731,576    N/A            100
George M. Bruton                  N/A             731,576    N/A            100
Hilton J. Cochran                 N/A             731,576    N/A            100
Victor A. Karam                   N/A             731,576    N/A            100
James W. McRae                    N/A             731,576    N/A            100
D. Gary McRae                     1,518,092       N/A        3816           N/A
Harold W. Smith                   1,518,092       N/A        3816           N/A



The following proposal was approved at the Company's Annual Meeting:

                               AFFIRMATIVE VOTES    NEGATIVE VOTES    VOTES WITHHELD
                              CLASS A     CLASS B  CLASS A  CLASS B  CLASS A  CLASS B
                              -------     -------  -------  -------  -------  -------
Ratify the appointment of
Gleiberman Spears Shepherd &
Menaker, P.A. as independent
certified public accountants
for the current fiscal year   1,517,759   731,258   -0-      100     4149     318


ITEM 5. OTHER INFORMATION

On March 11, 1997, a change in control of the registrant occurred when D. Gary McRae and James W. McRae qualified under local law in Montgomery County, North Carolina as Co-Executors of the estate of the late Branson J. McRae, their father, who died on February 26, 1997. Mr. B. J. McRae was the beneficial owner of 509,385 shares or 28.1% of Class A Common Stock of the Registrant and 523,865 shares or 54.8% of Class B Common Stock of the Registrant. However, such percentages are subject to change, as each share of Class B Common Stock may be converted at any time at no expense into one share of Class A Common Stock pursuant to the Registrant's Certificate of Incorporation.

As Co-Executors of the estate, Messrs. D. Gary McRae and James W. McRae have, collectively, sole power to dispose and sole power to vote all such shares.

The holders of the Class A Common Stock and the holders of the Class B Common Stock are entitled to vote as separate classes on such other matters as may be required by law or the Registrant's Certificate of Incorporation. On all other matters, the holders of Class A and Class B Common Stock vote together as a single class with each share of Class A Common Stock being entitled to 1/10th of one vote and each share of Class B Common Stock being entitled to one vote.

Provided the number of outstanding shares of Class A Common Stock is at least 10% of the aggregate number of outstanding shares of Class A and Class B Common Stock, the holders of Class A Common Stock voting as a separate class are entitled to elect the number of directors which constitute 25% of the authorized number of members of the Board of Directors. If such 25% is not a whole number, then the holders of the Class A Common Stock are entitled to elect the nearest higher whole number of directors. The holders of Class A Common Stock are currently entitled to elect two directors.

Provided the number of outstanding shares of Class B Common Stock is at least 350,000, the holders of the Class B Common Stock voting as a separate class are entitled to elect the remaining authorized number of members of the Board of Directors. The holders of the Class B Common Stock are currently entitled to elect five directors.

D. Gary McRae has been appointed President of the Registrant, and James W. McRae continues to serve as Vice President and Secretary of the Registrant. The Registrant's business is being carried on without interruption.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    Exhibit 27 Financial Data Schedule. (Filed in electronic format only. Pursuant to Rule 402 of Regulations S-T, this schedule shall not be deemed filed for purposes of Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934.)

(b) No reports on Form 8-K were filed during the quarter ended February 1, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              MCRAE INDUSTRIES, INC.
                                                  (Registrant)



  DATE: March 18, 1997                     By: /s/ D. Gary McRae
       ------------------                      -----------------------------
                                               D. Gary McRae
                                               President and CEO
                                               (Principal Executive Officer)




  DATE: March 18, 1997                     By: /s/ Marvin G. Kiser, Sr.
       ------------------                      -----------------------------
                                               Marvin G. Kiser, Sr.
                                               (Principal Accounting Officer)