Form 10-K
period 1997-08-02
MCRAE INDUSTRIES INC
filed 1997-10-31
CIK 729284

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                    FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the fiscal year ended August 2, 1997

                         COMMISSION FILE NUMBER: 1-8578

                             MCRAE INDUSTRIES, INC.
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                  56-0706710
   (State of Incorporation)            (I.R.S. Employer Identification No.)

            400 NORTH MAIN STREET, MOUNT GILEAD, NORTH CAROLINA 27306
                    (Address of Principal Executive Offices)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (910)439-6147

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment of this Form 10-K. [ ]

The aggregate market value of shares of the Registrant's $1 par value Class A and Class B Common Stock held by non-affiliates as of October 24, 1997 was approximately $9,400,000 and $2,500,000, respectively. On October 24, 1997 1,819,728 Class A shares and 948,771 Class B shares of the Registrants Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual shareholders meeting to be held on December 18, 1997 are incorporated by reference into Part III.

                                     PART I

ITEM I. BUSINESS

The Registrant is a Delaware corporation organized in 1983 and is the successor to a North Carolina corporation organized in 1959. The Company's principal lines of business are: manufacturing and selling bar code reading and related printing devices; manufacturing and selling military combat boots, western and work boots; selling, leasing, and servicing office equipment; and commercial printing. On April 30, 1996, the Registrant acquired American West Trading Company (American West) which manufactures western and work boots.

BAR CODE OPERATIONS

The bar code segment, manufactures and sells bar code reading and printing devices and other items related to optical data collection, including licensing and selling computer software through Compsee, Inc. (Compsee), a 92% owned subsidiary. At August 2, 1997, Compsee had sales centers located throughout the United States and also sells its products in Central and South America, Europe, Australia, the Middle East, and the Pacific Rim countries through foreign distributors. Compsee's export sales were 1% of the Registrant's consolidated gross revenues for each of the last three fiscal years.

Compsee designs and manufacturers QuickReader and QuickLink bar code readers. Principal materials used in Compsee's assembly operations consist of various electrical and electronic components that are readily available from a number of sources. During fiscal 1996, Compsee introduced APEX II, a new portable bar code scanner. This product was well received in the market and provided 8% of Compsee sales for fiscal 1997. A companion product, the APEX II cradle, which facilitates data transfer and provides battery recharging capabilities, was added to the product line in fiscal 1997.

The markets in which this business segment operates are generally highly competitive. The Registrant is not aware of any reliable statistics that would enable the Registrant to determine the relative position of Compsee or its products within the industry. Competition in the industry is principally based on product features, customer service and price. The major competitors in the industry include Percon, Unitech, UBI, and Handheld Products.

Revenues derived from this segment in fiscal 1997, 1996, and 1995 were 27%, 33%, and 43% of the Registrant's total revenues, respectively. QuickReaders and QuickLink bar code readers developed and marketed by Compsee accounted for 25%, 18%, and 16% of Compsee's sales and for 7%, 6%, and 7%, respectively, of the Registrant's consolidated revenues during fiscal 1997, 1996, and 1995. There was no significant backlog of firm orders for this segment at August 2, 1997.

FOOTWEAR MANUFACTURING

The Registrant's footwear manufacturing operations include the manufacture and sale of military combat, western and work boots. The Registrant has manufactured Direct Molded Sole military combat boots for the United States Government (the Government) since 1966. On April 30, 1996, the Registrant acquired American West which manufactures western, work boots and certain models of military boots.

The Registrant manufactures Direct Molded Sole combat boots for the Government. Whenever the Government determines a need for producing combat boots because of the number of new recruits entering the services, and the need to replenish its inventory to replace worn out boots, the Government solicits contracts from several U. S. boot manufacturers. The solicitation process typically includes the evaluation of written technical and cost proposals. The Government awards contracts on negotiated per pair contract prices based on estimated allowable costs as projected for the subsequent fiscal year plus a reasonable profit margin. This profit margin is subject to the Government's determination that the prices are "fair" and "reasonable." All recent Government contracts for military boots have been awarded to four manufacturers, of which the Registrant is one. No one company dominates the Government military boot industry. Price, quality, manufacturing efficiency, and delivery are the areas emphasized by the Registrant to strengthen its competitive position. The Registrant also sells boots to civilian and other military customers including other countries. Military boot sales to the U.S. Government were $9.2 million, $12.8 million, and $8.8 million, for fiscal 1997, 1996, and 1995, respectively.

The Registrant's contracts with the Government are subject to partial or complete termination under certain specified circumstances including, but not limited to, the following: for the convenience of the Government, for the lack of funding, and for the Registrant's actual or anticipated failure to perform its contractual obligations. If a contract is partially or completely terminated for its convenience, the Government may negotiate a settlement with the Registrant to cover costs already incurred. The Registrant has never had a contract either partially or completely terminated.

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

In addition to the western and work boot product lines, American West began producing a couple of new styles of military footwear. Revenues from the new military product line amounted to approximately $750,000 in fiscal 1997.

During fiscal 1997, American West consolidated its manufacturing operation by combining all manufacturing operations at the Waverly facility. The Dresden location continues to provide storage, warehouse and shipping functions. The "upper" parts are constructed from leather and/or synthetic material and the sole and heels consist of either leather, rubber and rubber-plastic blended material. All raw materials necessary for manufacturing the boots are readily available from several suppliers, both domestic and abroad. American West utilizes three construction methods: Goodyear welt, injection molding and a cement process.

The western/work boot markets are highly competitive and dominated by approximately six to eight major companies. Justin Industries, Inc. and ACME Boot Company are the market leaders of the western and work boot market. The Registrant is not aware of any reliable statistics that would enable it to determine its relevant position within the industry; however, it believes it has established a solid position in the market for lower and middle ranged priced boots where competition is principally based on price and product quality.

American West coordinates its manufacturing and inventory according to the seasonality of its business which tends to have higher sales occurring generally in the fall and winter months. Sales by American West in fiscal 1997, were $12.9 million or 22% of the Registrant's consolidated gross revenues. During the three months following the acquisition of American West in fiscal 1996, American West contributed $4.2 million or 9% of the Registrant's consolidated gross revenues in fiscal 1996. Prior to its acquisition, American West had sales of $18.7 million for each of its fiscal years ending December 31, 1995 and 1994. For the twelve month period ending December 31, 1995, sales by American West to Walmart were $6.2 million. During fiscal 1997, sales to Walmart were $4.1 million.

The Registrant's backlog of firm orders for military combat boots at August 2, 1997 and August 3, 1996 totaled approximately $7,700,000 (all of which is expected to be filled during the current year) and $8,400,000, respectively. The backlog of firm orders for western and work boots at August 2, 1997 totaled approximately $700,000.

Revenues derived from this segment in fiscal 1997, 1996, and 1995 were 43%, 36% and 22%, respectively, of the Registrant's consolidated revenues.

OFFICE PRODUCTS AND PRINTING BUSINESS

McRae Graphics, Inc. (Graphics), a wholly owned subsidiary, is a non-exclusive distributor of Toshiba photocopier and facsimile machines in North Carolina and parts of Virginia and South Carolina. Graphics operates eight district sales offices throughout the state of North Carolina. Graphics is also the sole distributor in North Carolina of RISO digital/duplicators. Machines, components and certain supplies sold by Graphics during fiscal 1997 are generally available only from Toshiba and RISO.

The Registrant also competes in the printing and packaging market through a wholly owned subsidiary, Rae-Print Packaging, Inc. (Rae-Print). Rae-Print prints packaging materials principally for the textile industry as well as for commercial and industrial customers. The principal materials used in Rae-Print's operations are paperboard and related products, which were readily available from a number of sources during the year.

The office products and printing industries are generally highly competitive, with price and service being the dominant factors. The Registrant is not aware of any reliable statistics that would indicate its relative position within these industries in the geographical area in which it competes.

Revenues derived from this segment during fiscal 1997, 1996, and 1995 were 29%, 30%, and 33%, respectively, of the Registrant's consolidated revenues. There was no significant backlog of firm orders for this segment at August 2, 1997.

OTHER BUSINESSES

The Registrant's Financing and Leasing Division manages the Registrant's short term investments and marketable securities. This division is also engaged in equipment leasing and the financing of receivables for other businesses and individuals.

The Registrant discontinued its operation in the food and lodging industry during fiscal 1997. The 24 room motel and adjacent 200 seat family style restaurant in Troy, North Carolina are leased to independent third parties.

OTHER INVESTMENT INTERESTS

The Registrant has an investment in the outstanding Common Stock of American Mortgage and Investment Company (AMIC). AMIC is located in Charleston, South Carolina and is engaged in real estate development and sales, primarily lots for single family dwellings, in the coastal region of South Carolina. D. Gary McRae, President of the Registrant, is President of AMIC. The Registrant also owns 100% of the outstanding 20% cumulative convertible preferred stock of AMIC. The investment in this preferred stock was written down to zero by the Registrant during fiscal 1990. Write downs in subsequent periods totaling approximately $273,000 net have been made on the Registrant's books to reduce notes and accounts receivable due from AMIC in order to reflect the Registrant's equity in AMIC.

EMPLOYMENT

As of August 2, 1997, the Registrant employed approximately 575 persons in all divisions and subsidiaries. None of the Company's employees are represented by collective bargaining or a labor union. The Company considers its relationship with its employees to be good.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

Financial information for the past three fiscal years with respect to the Registrant's industry segments are incorporated herein by reference to note 16 to the consolidated financial statements included in this Report.

ITEM 2. PROPERTIES

The following table describes the location, principal use and approximate size of the principal facilities of the Registrant and its subsidiaries, all of which are owned by the Registrant and/or its subsidiaries.

    LOCATION                          PRINCIPAL USE                      SIZE

400 North Main Street         Corporate headquarters,                   71,000 square
Mt. Gilead, N.C.              manufacturing, and sales                  feet

Highway 109 North             Footwear manufacturing                    57,600 square
Mt. Gilead, N.C.                                                        feet

2500 Port Malabar Blvd.       Compsee sales office                      5,250 square
Palm Bay, Florida                                                       feet

Highway 109  North            Footwear warehouse                        3,500 square
Mt. Gilead, N.C.                                                        feet

Highway 109                   Footwear warehouse                        11,200 square
Richmond County, N.C.                                                   feet

Highway  24-27                Footwear manufacturing and                35,000 square
Troy, N. C.                   warehousing                               feet

Highway 109 North             Footwear leased storage                   4,800 square
Mt. Gilead, N. C.                                                       feet

111 Main Street               Printing operation                        11,520 square
Mt. Gilead, N.C.                                                        feet

601 E. Railroad Street        Footwear manufacturing                    71,520 square
Waverly, TN                                                             feet

100 Hillcrest Street          Footwear storage and warehouse            76,720 square
Dresden TN                                                              feet


In addition to these principal locations, the Registrant and its subsidiaries lease other offices throughout the United States. The Registrant also owned approximately 500 acres of undeveloped land on August 2, 1997 that is being held for investment purposes.

ITEM 3. LEGAL PROCEEDINGS

A subsidiary of the Registrant, McRae Graphics, Inc., is a party to certain litigation incidental to its businesses. See Note 10 to the Consolidated Financial Statements. Management does not believe that the resolution of such litigation is likely to have a material adverse effect on the Registrant's consolidated financial position or operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Each of the Registrant's classes of Common Stock are traded on the American Stock Exchange (ticker symbol MRI-A and MRI-B). As of October 24, 1997, there were approximately 490 record holders of the Registrant's Class A Common Stock and approximately 420 record holders of the Class B Common Stock. High and low stock prices and dividends declared per share for the last two fiscal years were:



CLASS A COMMON STOCK:

                   FISCAL 1997                           FISCAL 1996
           --------------------------               ------------------------
                              CASH                                   CASH
           SALES PRICE      DIVIDENDS               SALES  PRICE   DIVIDENDS
QUARTER    HIGH    LOW      DECLARED                HIGH    LOW    DECLARED
-------    ----    ---      --------                ------  ---   ----------

First     $ 8.00  $7.38      $.0875                 $7.94  $6.38   $.0875
Second     10.13   8.00       .0900                  8.44   6.31    .0875
Third       9.63   7.50       .0900                  7.94   6.50    .0875
Fourth      9.13   7.38       .0900                  8.63   7.06    .0875



CLASS B COMMON STOCK

                            FISCAL 1997                 FISCAL 1996
                            SALES PRICE                 SALES PRICE
                            -----------                 -----------
QUARTER                     HIGH    LOW                 HIGH    LOW
-------                     ----    ---                 ----    ---

First                      $ 7.63  $7.00               $7.50   $6.38
Second                      10.13   8.25                8.00    6.69
Third                        9.25   7.50                7.50    6.75
Fourth                       8.75   7.13                8.50    7.38


The Registrant has no policy with respect to payment of dividends, but expects to continue paying regular cash dividends on its Class A Common Stock. Dividends paid on Class B Common Stock, if any, must also be paid on Class A Common Stock in an equal amount. No dividends were paid on Class B Common Stock during the prior two fiscal years. There is no assurance as to future dividends on either class of Common Stock as the payment of any dividends is dependent on future actions of the Board of Directors, earnings, capital requirements, and financial condition of the Company.

ITEM 6. SELECTED FINANCIAL DATA

The following selected Consolidated Financial Data of the Company presented below for each of the five years in the period indicated has been derived from the Company's audited and consolidated financial statements. The Company acquired the stock of American West Trading Company (American West) on April 30, 1996. The results of the Company include the results of American West as of April 30, 1996, the date of its acquisition by the Company. The Selected Consolidated Financial Data should be read in conjunction with the Consolidated Financial Statements and Notes thereto, "Management's Discussion and Analysis of Financial Conditions and Results of Operations", and the other financial data included elsewhere herein.



FISCAL YEAR ENDED                     8-2-97        8-3-96       7-29-95       7-30-94       7-31-93
                                   -----------   -----------   -----------   -----------   -----------

INCOME STATEMENT DATA:

Net revenues                       $58,480,000   $48,724,000   $40,624,000   $39,454,000   $33,541,000

Net earnings                         2,339,000     2,282,000     2,184,000     2,633,000     2,210,000

Net earnings,
  per common share:                       0.85          0.84          0.80          0.97          0.81
                                   -----------   -----------   -----------   -----------   -----------

BALANCE SHEET DATA:

Total assets                       $39,725,000   $39,561,000   $29,583,000   $28,136,000   $25,880,000

Long-term liabilities                5,854,000     6,285,000           -0-           -0-       294,000

Working capital                     18,412,000    16,953,000    12,306,000    12,639,000    12,288,000

Shareholders' equity                26,174,000    24,364,000    22,669,000    21,101,000    19,061,000

Weighted average
 number of common
 shares outstanding(a)               2,761,825     2,731,334     2,731,210     2,729,710     2,729,210

Cash dividends
 declared per common
 share(b)                          $      0.36   $      0.35   $      0.35   $     0.345   $      0.34
                                   -----------   -----------   -----------   -----------   -----------

(a) Includes both Class A and Class B Common Stock
(b) Dividends were paid only on Class A Common Stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DESCRIPTION OF BUSINESS SEGMENTS

The Company has three primary business units: the bar code unit operates under the name Compsee, Inc. (Compsee); the office products unit operates under the name McRae Graphics, Inc. (McRae Graphics); and the footwear unit operates under the names McRae Footwear and American West Trading Company. The Company also operates several other smaller businesses.

A summary of the net revenues; gross profits; selling, general and administrative expenses; and operating profits of the major business units for fiscal years 1995 through 1997 is presented in the following chart. Certain reclassifications have been made to the prior year amounts to conform with the current year presentation.


                                  FISCAL YEAR               PERCENT CHANGE         FISCAL YEAR
                        1997         1996        1995      OVER PRIOR PERIOD    1997   1996  1995
                         DOLLARS     (IN THOUSANDS)          1997    1996    PERCENT OF TOTAL REVENUES
                      --------------------------------      ---------------  -------------------------
NET REVENUES
 Bar Code             $ 15,944    $ 15,994    $ 17,315       (0.3)     (7.6)      27       33       43
 Office Products        14,857      12,802      11,919       16.1       7.4       25       26       29
 Footwear               25,379      17,490       9,004       45.1      94.2       43       36       22
 Printing                2,083       1,814       1,702       14.8       6.6        4        4        4
 Eliminations/other        217         624         684         NM        NM        1        1        2
                      --------------------------------      -----   -------  -------------------------
 Consolidated         $ 58,480    $ 48,724    $ 40,624       20.0      19.9      100      100      100

GROSS PROFIT                                                                  GROSS PROFIT PERCENTAGE
                                                                             -------------------------
 Bar Code             $  6,400    $  6,383    $  7,246         .3     (11.9)      40       40       42
 Office Products         4,944       4,232       4,189       16.8       1.0       33       33       35
 Footwear                4,424       3,744       1,576       18.2     137.6       17       21       18
 Printing                  217         186         272       16.7     (31.6)      10       10       16
 Eliminations/other       (126)       (291)        (48)        NM        NM
                      --------------------------------      -----   -------  -------------------------
 Consolidated         $ 15,859    $ 14,254    $ 13,235       11.3       7.7       27       29       33

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                    PERCENTAGE OF SALES
                                                                             -------------------------
 Bar Code             $  5,071    $  5,436    $  5,237       (6.7)      3.8       32       34       30
 Office Products         4,536       4,637       4,198       (2.2)     10.5       31       36       35
 Footwear                2,202         986         455      123.3     116.7        9        6        5
 Printing                  199         209         185       (4.8)     13.0       10       12       11
 Eliminations/other          6        (356)       (193)                                    NM       NM
                      --------------------------------      -----   -------  -------------------------
 Consolidated         $ 12,014    $ 10,912    $  9,882       10.1      10.4       21       22       24

OPERATING PROFIT                                                                PERCENTAGE OF SALES
                                                                             -------------------------
 Bar Code             $  1,329    $    947    $  2,009       40.3     (52.9)       8        6       12
 Office Products           408        (405)         (9)     200.7   (4400.0)       3       (3)       0
 Footwear                2,222       2,758       1,121      (19.4)    146.0        9       16       12
 Printing                   18         (23)         87      178.3    (126.4)       1       (1)       5
 Eliminations/other       (132)         65         145         NM        NM
                      --------------------------------      -----   -------  -------------------------
 Consolidated         $  3,845    $  3,342    $  3,353       15.1      (0.3)       7        7        8

CONSOLIDATED RESULTS OF OPERATIONS, FISCAL 1997 COMPARED TO FISCAL 1996

The Company's consolidated net revenues reached a record high of $58.5 million for fiscal 1997 as compared to $48.7 million for fiscal 1996. The 20.0% increase in net revenues for fiscal 1997 was largely attributable to the footwear unit which reported an increase in net revenues of 45% over results for fiscal 1996. The acquisition of American West Trading Company (American West), a manufacturer and distributor of western and work boots, on April 30, 1996 contributed $12.9 million in net revenues for fiscal 1997, accounting for $8.7 million of the total increase, as compared to a three month contribution to net revenues of $4.2 million for fiscal 1996. The contribution from American West to the increase in the consolidated net revenues was slightly offset by a decline of $700,000 in the sales of military combat boots, a decrease of 6%, as a result of the completion of one military boot contract and the U. S. Government's delay in awarding a new military boot contract from December 1996 to April 1997. The office products and printing units contributed $2.1 million and $269,000, respectively, to the increase in consolidated net revenues while the bar code unit's net revenues remained relatively flat between fiscal 1996 and fiscal 1997.

Gross profit increased $1.6 million in fiscal 1997 primarily due to the increase in net revenues. Gross profit as a percentage of sales, however, declined from fiscal 1996 primarily as a result of the increasing contribution on a consolidated basis of the western and work boot product line which typically carries a smaller profit margin than the Company's other product lines. Profit margins in fiscal 1997 for the other business segments were consistent with profit margin levels for fiscal 1996.

Selling, general and administrative (SG&A) expenses on a consolidated basis continued to decline as a percentage of sales from 22% in fiscal 1996 to 21% in fiscal 1997. Each of the primary business units, except for the footwear segment, posted declines in total dollars spent on SG&A due to lower expenditures for employee benefits, administrative salaries, health care, and professional fees. SG&A expenses for the footwear unit increased $1.2 million over fiscal 1996 primarily as a result of the additional expenses associated with the western and work boot product line which was acquired in April 1996.

Total operating profit for fiscal 1997 increased 15.1% over the results posted for fiscal 1996 primarily due to increased operating profit from the bar code and office products units slightly offset by a decline in the footwear unit. Total operating profit for fiscal 1997 as a percentage of total revenue remained flat at 7% primarily due to an increase in revenue from lower margin products which was offset by cost containment and increased operating efficiencies.

BAR CODE UNIT RESULTS OF OPERATIONS, FISCAL 1997 COMPARED TO FISCAL 1996

Compsee is a manufacturer and distributor of "hi-tech" bar code reading and printing devices and other peripheral items related to optical data collection. Compsee is a global company and continues to seek new markets throughout the United States and other parts of the world.

Total revenues for fiscal 1997 were $15.9 million, down 0.3% compared to fiscal 1996, primarily due to increased competition from new entrants in the industry and related pricing pressures. The slight decline in revenue was more than offset by effective cost containment and reduced SG&A expenses primarily due to lower telephone expense, professional fees, and corporate charges resulting in an increase of $382,000 in operating profit for the business unit.

OFFICE PRODUCTS UNIT RESULTS OF OPERATIONS, FISCAL 1997 COMPARED TO FISCAL 1996

McRae Graphics distributes two lines of photocopiers, facsimile machines, and digital printing equipment throughout the state of North Carolina and parts of Virginia and South Carolina. McRae Graphics also provides service and sells supplies to customers using these products.

Total revenues for the business unit climbed to a record level of $14.9 million for fiscal 1997, a 16% increase over the $12.8 million reported for fiscal 1996 due primarily to the placement of equipment in several county-wide educational systems. Gross profit grew to $4.9 million, an approximate 17% increase over the fiscal 1996 level of $4.2 million and remained flat as a percent of sales. SG&A expenses decreased in fiscal 1997 due primarily to lower administrative salaries, health care costs, and advertising expenditures. Increased revenues and reduced SG&A expenses resulted in increased operating profits of $408,000 in fiscal 1997 as compared to an operating loss of $405,000 in fiscal 1996.

FOOTWEAR UNIT RESULTS OF OPERATIONS, FISCAL 1997 COMPARED TO FISCAL 1996

The footwear business unit manufactures and distributes military combat boots and western and work boots. In response to a decline in military boot orders by the Defense Department, this business began producing boots for other markets in fiscal 1995. Shipments on a 1993 U.S. Government contract were completed in December, 1996. A new U.S. Government contract covering a five year period was awarded to the Company on April 15, 1997. The western and work boot product line was added with the acquisition of American West in April, 1996. American West is a manufacturer of high quality, low cost western and work boots for dress and casual wear for men, women, and children. During fiscal 1997, American West also produced military boots.

Net revenues for the footwear segment increased $7.9 million, up 45% from fiscal 1996. The western and work boot product line contributed 51% of the unit's total net revenues for fiscal 1997 as compared to 24% in fiscal 1996 due to the inclusion of the product line for a full, twelve months of operations in the current fiscal year versus three months for the previous fiscal year. Gross profit as a percentage of sales decreased due to the increasing proportion of the lower margin western and work boot product line to the total product mix of the footwear segment. SG&A expense increased primarily due to the inclusion of the western and work boot product line for an entire year in fiscal 1997 and the consolidation of manufacturing of this product line as described below. Operating profit decreased due to lower margins and higher support costs associated with the western and work boot product line and the decrease in net revenues from the sales of military combat boots. In an effort to bolster future operating profit from this business unit, American West consolidated its manufacturing at the Waverly, Tennessee plant. The Dresden facility continues to provide storage, warehousing, and distribution support. The Registrant expects this consolidation to lower manufacturing and overhead costs through greater production efficiencies and economies of scale; however, there can be no assurances that such costs will be lowered. As a result of the consolidation, employment during fiscal 1997 decreased by approximately 100 employees.

OTHER BUSINESS UNIT RESULTS OF OPERATIONS, FISCAL 1997 COMPARED TO FISCAL 1996

Net revenues for the printing unit in fiscal 1997 increased 15% over fiscal 1996. Gross profit kept pace with the fiscal 1996 level as high paper and scrap costs continued to depress profit margins. SG&A expense was down slightly from the fiscal 1996 level due to lower selling costs and corporate expenses. This unit posted a small operating profit due to increased revenues and decreased SG&A expenses.

CONSOLIDATED RESULTS OF OPERATIONS, FISCAL 1996 COMPARED TO FISCAL 1995

The Company reported revenues of $48.7 million for the 1996 fiscal year compared to $40.6 million for the same period in 1995. The footwear unit's revenue increased 94%, approximately 52% or $4.2 million of the increase, due to the acquisition of American West on April 30, 1996 in a transaction accounted for as a purchase. Increased U.S. Government requirements and sales of military combat boots to foreign governments contributed to the remaining $4.3 million increase in revenues in the footwear division in fiscal 1996. The bar code and office products unit sales declined from a combined 73% of consolidated revenues in fiscal 1995 to a combined 59% of consolidated revenues in fiscal 1996.

Gross profit as a percentage of sales fell from 33% to 29% on a consolidated basis. The bar code unit continued to yield margin to competitive pricing pressure in fiscal 1996 as several major product lines experienced reductions in selling price levels. The office products' margins have continued to decrease as a result of increased service costs and higher costs associated with sales-type leases and cost per copy rental programs. Gross margins for the footwear unit increased as a result of fixed overhead being spread over a larger production of military combat boots which was slightly offset by lower margins on the western and work boot product line.

Consolidated SG&A expenses as a percentage of sales decreased to 22% in fiscal 1996 from 24% in fiscal 1995. The bar code unit experienced a sizable increase in SG&A as a percentage of sales as a result of increased heath insurance cost, research and development expenditures, and professional fees. The footwear unit experienced a 116.7% increase in SG&A over fiscal 1995 caused primarily by the acquisition of American West.

Total operating profit for fiscal 1996 as a percentage of total revenue dropped to 7% from 8% in fiscal 1995. The decline in bar code revenue and the reduction in gross margins on a consolidation unit basis were the major causal factors of the decrease in consolidated operating profit in fiscal 1996.

BAR CODE UNIT RESULTS OF OPERATIONS, FISCAL 1996 COMPARED TO FISCAL 1995

Total revenues for fiscal 1996 were 7.6% lower than those reported in fiscal 1995 due to competitive pricing pressures on several product lines for this business unit. SG&A expense increased due to higher health insurance costs, research and development expenditures, and professional fees. All of these factors were responsible for the 6% decline in operating profits for the unit from fiscal 1995.

OFFICE PRODUCTS UNIT RESULTS OF OPERATIONS, FISCAL 1996 COMPARED TO FISCAL 1995

Total revenues for fiscal 1996 were 7.4% higher than in fiscal 1995. Gross profit as a percentage of sales decreased primarily due to a decline in service margins. SG&A expense increased to 36% of revenues for fiscal 1996 because of higher administrative salaries, health care costs, and depreciation expense on rental machines. The higher cost of sales and SG&A expenses out paced the increase in revenues and resulted in a net operating loss for fiscal 1996.

FOOTWEAR UNIT RESULTS OF OPERATION, FISCAL 1996 COMPARED TO FISCAL 1995

Total revenues for the footwear segment increased to $17.5 million, up 94% over fiscal 1995. Military combat boots accounted for 76% of the revenues for the footwear segment while the western and work boot product line contributed 24% in fiscal 1996. Higher production levels of military combat boots, slightly offset by lower gross profit in the western and work boot product line, resulted in the positive increase in gross profit as a percentage of sales as fixed overhead was spread over an increased production level of military combat boots. SG&A expenses increased 116.7% over fiscal 1995 largely attributable to the acquisition of American West.

OTHER BUSINESS UNIT RESULTS OF OPERATIONS, FISCAL 1996 COMPARED TO FISCAL 1995

The printing unit's performance in fiscal 1996 was adversely affected by rising paper prices and scrap costs. The primary cause of the large change in operating profit in the other category during fiscal 1995 was the recovery of a bad debt of approximately $85,000 in our financing and leasing unit.

FINANCIAL CONDITION

The Company's financial condition remains strong. Working capital totaled $18.4 million at August 2, 1997, an increase of 9% over the amount reported for fiscal 1996.

Operating activities provided cash of $6.9 million as compared to $900,000 used in operating activities in the previous fiscal year. This increase in cash flow was primarily attributable to the contribution of net earnings and the reduction of accounts and notes receivable. The reduction of accounts and notes receivable due to timing of collections contributed $3.9 million of cash. The allowance for doubtful accounts increased by $305,000 primarily as a result of a certain customer of the footwear unit filing bankruptcy under Chapter XI. The Registrant manufactures U.S. military footwear under a sub-contract arrangement with this customer. A decrease in inventories provided $700,000 of cash primarily through reduced western and work boot inventory which resulted from the consolidation of manufacturing operations into one facility. Accounts payable decreased by $1.1 million from the previous fiscal year primarily attributable to reduced operating costs associated with the facility consolidation by American West. Lower employee benefit costs related to current and future programs caused a $250,000 reduction in accrued employee benefits for the current fiscal year. The timing of certain income tax payments used approximately $227,000 of cash.

Capital expenditures for fiscal 1997 amounted to $1.2 million and consisted primarily of $800,000 of rental equipment for the office products unit and approximately $166,000 to upgrade the Company's information systems. Advances to related parties amounted to $236,000 in fiscal 1997 and were used primarily to fund working capital needs. The financing and leasing business used $411,000 of cash in fiscal 1997 to finance increased business. The Company generated approximately $500,000 in cash from the sale of assets consisting of rental property and machinery and equipment idled by the American West consolidation.

Debt principal payments associated with the purchase of American West amounted to $500,000 while dividend payments used $645,000 of cash in fiscal 1997. Credit facilities provided $400,000 of cash required to cover costs associated with the consolidation of the American West manufacturing operations. Interest expense increased to $500,000 in fiscal 1997 primarily due to the existence of the debt related to the acquisition of American West for a full year.

At August 3, 1997, the Company's primary sources of liquidity consisted of cash, cash equivalents, and short term investments totaling $5.5 million and lines of credit with banks aggregating $3.75 million of which approximately $3.0 million was available. The Company believes that the cash on hand, cash generated from operations, and the borrowing arrangements described above will be sufficient to meet the Company's capital requirements for fiscal 1998.

ENVIRONMENTAL MATTERS AND INFLATION

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

The Company does not believe inflation has had a material impact on sales or operating results for the periods covered in this discussion.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents are filed as part of this report:

                                                                                PAGE
                                                                                ----

1. INDEPENDENT AUDITOR'S REPORT                                                  16

2. MCRAE INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED FINANCIAL
   STATEMENTS:

   Consolidated Balance Sheets as of August 2, 1997 and August 3, 1996          17-18

   Consolidated Statements of Operations for the Years Ended August 2, 1997,
   August 3, 1996, and July 29, 1995                                             19

   Consolidated Statements of Shareholders' Equity for the Years Ended
   August 2, 1997, August 3, 1996, and July 29, 1995                             20

   Consolidated Statements of Cash Flows for the Years Ended August 2, 1997,
   August 3, 1996, and July 29, 1995                                             21

   Notes to Consolidated Financial Statements                                   22-35

3. FINANCIAL STATEMENT SCHEDULE:

   Schedule II                                                                   36

Schedules other than those listed above have been omitted because they are not applicable or the required information is shown in the financial statements of the notes thereto.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

None.


                                    PART III


Items 10 through 13 are incorporated herein by reference to the sections captioned Principal Shareholder and Holdings of Management; Election of Directors; Director Compensation; Executive Officers; Interlocks and Insider Participation; Certain Relationships and Related Transactions; Executive Compensation; Pension Plan; and Section 16(a) Beneficial Ownership Reporting Compliance in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held December 18, 1997.

                   GLEIBERMAN SPEARS SHEPHERD & MENAKER, P. A.

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
and Shareholders of
McRae Industries, Inc.
Mount Gilead, North Carolina


We have audited the accompanying consolidated balance sheets of McRae Industries, Inc. and subsidiaries as of August 2, 1997 and August 3, 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended August 2, 1997 and the financial statement schedule listed under Item 8. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of McRae Industries, Inc. and subsidiaries as of August 2, 1997 and August 3, 1996, and the results of their operations and their cash flows for each of the three years in the period ended August 2, 1997, in conformity with generally accepted accounting principles. Further, in our opinion, the financial statement schedule referred to above presents fairly, in all material respects, the information stated therein, when considered in relation to the financial statements taken as a whole.


/s/ Gleiberman Spears Shepherd & Menaker, P.A.

October 6, 1997

                                    NationsBank Plaza
                                    Suite 3500 Charlotte, North Carolina 28280
                                    Telephone 704-377-0220 Telefax 704-377-7612
                                    Certified Public Accountants

CONSOLIDATED BALANCE SHEETS
MCRAE INDUSTRIES, INC. AND SUBSIDIARIES

                                                            AUGUST 2,    AUGUST 3,
                                                               1997         1996
                                                           -----------  -----------
ASSETS

Current assets:

     Cash and cash equivalents                             $ 5,473,000  $   581,000

     Marketable securities (Note 3)                             64,000       65,000

     Accounts and notes receivable, less allowances
      for doubtful accounts of $606,000 and $301,000
      respectively (Note 7)                                  6,710,000   10,606,000

     Inventories (Notes 4 and 7)                            11,924,000   12,640,000

     Net investment in capitalized leases (Note 5)             866,000      966,000

     Prepaid expenses and other current assets                 203,000      210,000
                                                           -----------   ----------

           Total current assets                             25,240,000   25,068,000

Property, plant and equipment, net (Notes 6 and 7)           6,409,000    7,172,000

Other assets:

     Notes and accounts receivable, related
      entities (Notes 12 and 13)                             2,676,000    2,359,000

     Net investment in capitalized leases (Note 5)           1,808,000    1,798,000

     Notes receivable (Note 12)                              1,363,000      952,000

     Real estate held for investment                           486,000      478,000

     Goodwill (Note 2)                                         629,000      674,000

     Other                                                   1,114,000    1,060,000
                                                           -----------   ----------

            Total other assets                               8,076,000    7,321,000
                                                           -----------   ----------

                  Total assets                             $39,725,000  $39,561,000
                                                           -----------  -----------




                 See notes to consolidated financial statements

CONSOLIDATED BALANCE SHEETS
MCRAE INDUSTRIES, INC. AND SUBSIDIARIES


                                                               AUGUST 2,    AUGUST 3,
                                                                 1997          1996
                                                             -----------   -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

    Line of credit (Note 7)                                  $   798,000   $   400,000

    Current portion of notes payable, banks (Note 7)             314,000       389,000

    Accounts payable                                           1,802,000     2,897,000

    Accrued employee benefits (Note 8)                           601,000       846,000

    Deferred revenues                                          1,517,000     1,454,000

    Accrued payroll and payroll taxes                            642,000       790,000

    Income taxes (Note 9)                                        532,000       759,000

    Other                                                        622,000       580,000
                                                             -----------   -----------

            Total current liabilities                          6,828,000     8,115,000

Notes payable, banks, net of current portion (Note 7)          5,854,000     6,285,000

Minority interest (Note 10)                                      869,000       797,000

Commitments and contingencies (Note 10)                             -             -

Shareholders' equity: (Note 11)
 Common stock:
      Class A, $1 par value; authorized
      5,000,000 shares; issued and outstanding,
      1,816,332 and 1,788,286 shares respectively              1,817,000     1,788,000

      Class B, $1 par value; authorized
      2,500,000 shares; issued and outstanding,
      952,167 and  951,213 shares, respectively                  952,000       951,000

Additional paid-in capital                                       791,000       705,000

Retained earnings                                             22,614,000    20,920,000
                                                             -----------   -----------

         Total shareholders' equity                           26,174,000    24,364,000
                                                             -----------   -----------

            Total liabilities and shareholders' equity       $39,725,000   $39,561,000
                                                             -----------   -----------



                 See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS
MCRAE INDUSTRIES, INC. AND SUBSIDIARIES


FOR THE YEARS ENDED                     AUGUST 2,       AUGUST 3,        JULY 29,
                                           1997           1996             1995
                                       ------------    ------------    ------------

Net revenue                            $ 58,480,000    $ 48,724,000    $ 40,624,000

Cost of revenues                         42,621,000      34,470,000      27,389,000

Gross profit                             15,859,000      14,254,000      13,235,000

Selling, general and administrative      12,014,000      10,912,000       9,882,000

Earnings from operations                  3,845,000       3,342,000       3,353,000

Other income, net                           514,000         503,000         429,000

Interest expense (Note 7)                  (500,000)       (133,000)        (48,000)

Earnings before income
 taxes and minority interest              3,859,000       3,712,000       3,734,000

Provision for income taxes (Note 9)       1,448,000       1,369,000       1,403,000

Minority shareholder's interest
 in earnings of subsidiary (Note 10)         72,000          61,000         147,000
                                       ------------    ------------    ------------

Net earnings                           $  2,339,000    $  2,282,000    $  2,184,000
                                       ------------    ------------    ------------

Net earnings per common share          $       0.85    $       0.84    $       0.80

Weighted average number of
 common shares outstanding                2,761,825       2,731,334       2,731,210
                                       ------------    ------------    ------------



                 See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
MCRAE INDUSTRIES, INC. AND SUBSIDIARIES

                            COMMON STOCK, $1 PAR VALUE
                                    CLASS A                  CLASS B         ADDITIONAL     RETAINED
                              SHARES       AMOUNT      SHARES      AMOUNT  PAID-IN CAPITAL  EARNINGS
                            -------------------------------------------------------------------------

BALANCE, JULY 31, 1994      1,735,363    $1,735,000    995,847    $ 996,000    $676,000   $17,694,000

Conversion of Class B to
 Class A stock                 43,210        43,000    (43,210)     (43,000)

Cash dividend ($.35 per
 Class A common stock)                                                                       (616,000)

Net earnings                                                                                2,184,000
                            -------------------------------------------------------------------------
BALANCE, JULY 29, 1995      1,778,573     1,778,000    952,637      953,000     676,000    19,262,000


Shares issued                   8,289         8,000                              29,000

Conversion of Class B to
 Class A stock                  1,424         2,000     (1,424)      (2,000)

Cash dividend ($.35 per
 Class A common stock)                                                                       (624,000)

Net earnings                                                                                2,282,000
                            -------------------------------------------------------------------------
BALANCE, AUGUST 3, 1996     1,788,286     1,788,000    951,213      951,000     705,000    20,920,000

Shares issued                  14,500        15,000     14,500       15,000      86,000

Conversion of Class B to       13,546        14,000    (13,546)     (14,000)
 Class A stock

Cash dividend ($.36 per
 Class A common stock)                                                                       (645,000)

Net earnings                                                                                2,339,000
                            -------------------------------------------------------------------------
BALANCE AUGUST 2, 1997      1,816,332    $1,817,000    952,167    $ 952,000    $791,000   $22,614,000
                            -------------------------------------------------------------------------



                 See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
MCRAE INDUSTRIES, INC. AND SUBSIDIARIES


FOR THE YEARS ENDED                                       AUGUST 2,      AUGUST 3,       JULY 29,
                                                             1997           1996           1995
                                                         -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                             $ 2,339,000    $ 2,282,000    $ 2,184,000
Adjustments to reconcile net earnings
    to net cash provided by operating activities:
   Depreciation and amortization                           1,610,000      1,072,000        807,000
   Equity in net (income) loss of investee                   (81,000)        16,000        (25,000)
   Minority shareholder's interest in earnings
    of subsidiary                                             72,000         61,000        147,000
   Gain on sale of assets                                    (57,000)      (171,000)
   Gain on realization of officer life insurance            (174,000)
   Changes in operating assets and liabilities,
    net of effects from purchase of subsidiaries:
   Accounts and notes receivable                           3,896,000     (3,389,000)      (965,000)
   Inventories                                               716,000       (950,000)    (1,593,000)
   Net investment in capitalized leases                       90,000       (131,000)      (554,000)
   Prepaid expenses and other current assets                   7,000        195,000        (94,000)
   Accounts payable                                       (1,095,000)      (134,000)       235,000
   Accrued employee benefits                                (245,000)      (455,000)        11,000
   Deferred revenues                                          63,000        119,000        208,000
   Accrued payroll and payroll taxes                         (90,000)        40,000        119,000
   Income taxes                                             (227,000)       406,000       (186,000)
   Other                                                      42,000        121,000       (305,000)
                                                         -----------    -----------    -----------
   NET CASH PROVIDED BY (USED IN)OPERATING ACTIVITIES      6,866,000       (918,000)       (11,000)
                                                         -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of subsidiaries, net of cash acquired                           (614,000)      (646,000)
  Proceeds from sale of property                             475,000          9,000
  Purchases of short term investments                                       (71,000)    (2,373,000)
  Proceeds from sale of short term investments                 1,000      3,414,000
  Proceeds from officers life insurance                      329,000
  Purchase of other assets                                  (220,000)      (340,000)
  Purchase of minority interest                                            (184,000)
  Capital expenditures                                    (1,217,000)    (1,487,000)      (956,000)
  Net advances to related parties                           (236,000)      (144,000)      (207,000)
  Net (advances) collections on notes receivable            (411,000)       (49,000)         2,000
                                                         -----------    -----------    -----------
   NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES    (1,279,000)       534,000     (4,180,000)
                                                         -----------    -----------    -----------
  CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowing of long-term debt and notes payable                           5,389,000
  Net borrowings on lines of credit                          398,000        400,000
  Principal repayments of long-term debt and
   notes payable                                            (506,000)    (4,865,000)    (1,107,000)
  Proceeds from exercise of stock options and
   issuance of common stock                                   58,000         37,000
  Dividends paid                                            (645,000)      (624,000)      (616,000)
                                                         -----------    -----------    -----------
   NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES      (695,000)       337,000     (1,723,000)
                                                         -----------    -----------    -----------
  NET INCREASE (DECREASE) IN CASH EQUIVALENTS              4,892,000        (47,000)    (5,914,000)
  CASH, CASH EQUIVALENTS AT BEGINNING OF YEAR                581,000        628,000      6,542,000
  CASH, CASH EQUIVALENTS AT END OF YEAR                  $ 5,473,000    $   581,000    $   628,000
                                                         -----------    -----------    -----------



                 See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MCRAE INDUSTRIES, INC. AND SUBSIDIARIES

For the Years Ended August 2, 1997, August 3, 1996, and July 29, 1995


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

MARKETABLE SECURITIES

Investments in marketable equity and debt securities have been classified as available for sale and as a result are stated at fair value based on quoted market prices. Unrealized holding gains and losses, if applicable, are included as a separate component of shareholders' equity until realized. The effect of this change in accounting principle was not material to the financial statements, for the year ending July 29, 1995 (the year of change).

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

GOVERNMENT CONTRACT REVENUE RECOGNITION

Generally, sales under long-term government contracts are recognized as revenues when the deliveries are made. In addition, certain orders under the Government Contract call for the Company to manufacture and store the goods for the Government. Sales are recorded on these bill and hold orders upon the Government's inspection and approval of the goods. The Company has also recorded receivables of $367,000 and $370,000 at August 2, 1997 and August 3, 1996, respectively, under the government contract's economic price adjustment clause for increases in leather prices.

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

On April 30, 1996, the Company purchased all of the outstanding common stock of American West Trading Company (American West) from its shareholders. American West is a manufacturer and distributor of western and work boots. American West sells its boots nationwide to major retail and specialty chain stores.

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

                                                         (UNAUDITED)
                                                PROFORMA RESULTS OF OPERATIONS
                                                          YEAR ENDED

                                             AUGUST 3, 1996      JULY 29, 1995
                                             --------------      -------------
         Net Revenues                         $ 61,421,000        $58,542,000

         Net Earnings                         $  2,291,000        $ 1,785,000

         Net Earnings per Share               $       0.84        $      $.65



         3. MARKETABLE SECURITIES

         The following is a summary of the estimated fair market value of available for sale securities:

                                                        1997               1996
                                                      -------            --------

         Municipal Bonds                              $55,000             $55,000
         Common Stocks                                  9,000              10,000
                                                      -------            --------
                                                      $64,000             $65,000
                                                      -------            --------

Expected maturities may differ from contractual maturities of the municipal bonds because the issuers of the securities may have the right to prepay obligations without prepayment penalties. Unrealized gains and losses were not material at August 2, 1997 or August 3, 1996.


4. INVENTORIES

Current costs exceed the LIFO value of inventories by approximately $978,000 and $877,000 at August 2, 1997 and August 3, 1996, respectively. Year-end inventories valued under the LIFO method were $5,015,000 and $5,150,000 at August 2, 1997 and August 3, 1996, respectively. The components of inventory at each year end are as follows:

                                                          1997           1996
                                                       -----------   -----------

   Raw materials                                       $ 2,314,000   $ 2,288,000
   Work-in-process                                         771,000     1,142,000
   Finished goods                                        8,839,000     9,210,000
                                                       -----------   -----------
                                                       $11,924,000   $12,640,000
                                                       -----------   -----------

5. LEASES

The Company leases certain photocopier products under sales-type leases. The Company's net investment in these leases is as follows:

                                                       1997           1996
                                                    -----------    -----------

Minimum lease payments receivable                   $ 3,030,000    $ 3,070,000
Estimated unguaranteed residual values                  251,000        267,000
Unearned income                                        (491,000)      (489,000)
Allowance for credit losses                            (116,000)       (83,000)
                                                    -----------    -----------
Net investment                                      $ 2,674,000    $ 2,765,000
                                                    -----------    -----------


The scheduled maturities for the above minimum lease payments receivable at August 2, 1997 are as follows:

FISCAL YEAR ENDING
1998                                                       $ 1,187,000
1999                                                           856,000
2000                                                           554,000
2001                                                           285,000
2002 and thereafter                                            148,000
                                                           -----------
Total minimum lease payments receivable                    $ 3,030,000
                                                           -----------



6. PROPERTY, PLANT AND EQUIPMENT

                                                      1997             1996
                                                  -----------      -----------

Land and improvements                             $   737,000      $   769,000
Buildings                                           4,181,000        4,262,000
Machinery and equipment                             7,178,000        6,943,000
Furniture and fixtures                              2,674,000        2,521,000
                                                  -----------      -----------
                                                   14,770,000       14,495,000
Less: Accumulated depreciation                      8,361,000        7,323,000
                                                  -----------      -----------
                                                  $ 6,409,000      $ 7,172,000
                                                  -----------      -----------

7. NOTES PAYABLE AND LINE OF CREDIT:

NOTES PAYABLE:

                                                                              AUGUST 2, 1997     AUGUST 3, 1996
                                                                              --------------     --------------

Note payable, bank, due in monthly installments of $56,477 including interest at the prime rate less 0.5% through July, 2011. All of the inventory, accounts receivable and property, plant and equipment, which cost $8,991,000, of one of the Company's subsidiaries, American West,
are pledged as collateral.                                                      $5,784,000         $6,000,000

Note payable, State of Tennessee, due March, 2013. Note is payable in
60 monthly installments of $1,930 including interest at 1.5%, then 60 monthly installments of $2,073 including interest at 2.5% and then 120 monthly installments of $2,175 including interest at 3.5%. Land, buildings and building improvements, which cost $847,000, of one of the
Company's subsidiaries, American West, are pledged as collateral.                  322,000            340,000

Note payable, State of Tennessee, due in March, 2000. Note was payable in 60 monthly installments of $4,015 including interest at 1.5% and then in 24 monthly installments of $4,057 including interest at 2.5%.
Certain equipment, which cost $320,000, of one of the Company's subsidiaries, American West, was pledged as collateral. Note was paid
off in September, 1996.                                                               -               160,000

Note payable, due in monthly installments of $5,000 without interest
through April, 1998.                                                                45,000            105,000

Note payable, due in monthly installments of $1,875 including interest
at 6% through April, 1998.                                                          17,000             40,000

Note payable, due in monthly installments of $1,915 including interest
at 5% through December, 1997. Note was paid off in September, 1996.                   -                29,000
                                                                                ----------         ----------
                                                                                 6,168,000          6,674,000
Less current portion                                                               314,000            389,000
                                                                                ----------         ----------
                                                                                $5,854,000         $6,285,000
                                                                                ==========         ==========

ANNUAL MATURITIES OF LONG-TERM DEBT ARE AS FOLLOWS:

FISCAL YEAR ENDING:
1998                                                    $  314,000
1999                                                       248,000
2000                                                       280,000
2001                                                       302,000
2002                                                       326,000
thereafter                                               4,698,000
                                                        ----------
                                                        $6,168,000
                                                        ----------

LINE OF CREDIT:

The Company has a $1,000,000 revolving line of credit with a bank. Substantially, all of the inventory, accounts receivable and property, which cost $8,991,000, of one of the Company's subsidiaries, American West, are pledged as collateral. The Company had outstanding borrowings under the line of credit of $798,000 and $400,000 as of August 2, 1997 and August 3, 1996, respectively. The line of credit provides for interest on outstanding balances to be payable monthly at the prime rate less 0.5%. Interest expense payments during fiscal years 1997, 1996, and 1995 were approximately $500,000, $133,000, and $48,000, respectively.

8. EMPLOYEE BENEFIT PLANS

The Company's employee benefit program consists of a defined benefit pension plan (which was terminated on August 3, 1996), an employee stock ownership plan, a 401-K retirement plan, a cash bonus program, incentive awards and other specified employee benefits as approved by the Board of Directors. At its sole discretion, the Board of Directors determines the amount and the timing of payment for benefits under these plans.

The Company's noncontributory defined benefit pension plan and employee stock ownership plan cover substantially all employees. On September 30, 1992 the Board of Directors decided to terminate the defined benefit pension plan. The plan was settled and all participants were provided benefits as of August 3, 1996. The plan's actuary determined the amount owed to the pension plan as a result of the plan's termination was $173,000. This amount was recorded as a liability in accrued employee benefits as of August 3, 1996. The defined benefit pension plan provided for benefits based on length of service from date of employment and the employee's average compensation. Plan assets were invested principally in collective funds consisting of short-term cash, fixed-income and equity investments.

The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 8% for 1992. The expected long-term rate of return on assets was 8%.

The following table sets forth the defined benefit pension plan's funding status at the end of each year indicated.


                                                           1996        1995
                                                           ----        ----

ACTUARIAL PRESENT VALUE OF BENEFIT OBLIGATIONS:

Accumulated benefit obligation                          $ (891,000)  $(873,000)
                                                        ----------   ---------

Projected benefit obligation for service
 rendered to date                                       $ (891,000)  $(875,000)

Plan assets at fair market value                          (801,000)   (753,000)
                                                        ----------   ---------

Projected benefit obligation in excess of
 plan assets                                               (90,000)   (122,000)

Unrecognized net (gain) loss                               173,000      92,000

Additional liability recognized for
 unfunded accumulated benefit obligation                  (173,000)    (90,000)
                                                        ----------   ---------

Net pension liability                                      (90,000)   (120,000)

NET PERIODIC PENSION COSTS:

Interest cost on projected benefit
 obligation                                                 67,000      67,000

Actual return on plan assets                               (18,000)    (35,000)

Net asset gain less (loss) during
 the period                                                (38,000)    (25,000)
                                                        ----------   ---------

Net periodic pension costs                              $   11,000   $   7,000
                                                        ----------   ---------


The employee stock ownership plan's (ESOP) principal investments include shares of Class A and B common stock of the Company and collective funds consisting of short-term cash, fixed-income and equity investments.

In fiscal year 1997, the Company adopted a 401-K retirement plan which covers substantially all employees. Employees can contribute up to 15% of their salary. At its sole discretion, the Board of Directors determines the amount and timing of any company matching contribution. The Company's contribution was $103,000 for the year ended August 2, 1997.

Employee benefit program expense amounted to $380,000, $525,000, and $725,000 in 1997, 1996, and 1995, respectively. To the extent the amount of these benefits are not disbursed, the Board may, at its sole discretion, reduce any remaining accruals.

9. INCOME TAXES

Significant components of the provision for income taxes are as follows:

                                 1997          1996          1995
                                 ----          ----          ----

CURRENT EXPENSE (BENEFIT)

    Federal                  $ 1,221,000    $1,062,000   $1,010,000
    State                        276,000       276,000      238,000
                             -----------    ----------   ----------
                               1,497,000     1,338,000    1,248,000
                             -----------    ----------   ----------

DEFERRED EXPENSE (BENEFIT)

    Federal                      (42,000)       27,000      133,000
    State                         (7,000)        4,000       22,000
                             -----------    ----------   ----------
                                 (49,000)       31,000      155,000
                             $ 1,448,000    $1,369,000   $1,403,000
                             -----------    ----------   ----------




The components of the provision for deferred income taxes are as follows:

                                     1997         1996         1995
                                   --------    ---------    ---------

Depreciation                       $(86,000)   $ 119,000    $  21,000
Leasing activities                  (14,000)      48,000      111,000
Accrued employee benefits            39,000      207,000       (6,000)
Allowances for doubtful accounts    (55,000)     (95,000)     (10,000)
Inventory                             9,000     (123,000)      (5,000)
Other                                58,000     (125,000)      44,000
                                   --------    ---------    ---------
 Deferred income taxes, expense
  (benefit)                        $(49,000)   $  31,000    $ 155,000
                                   --------    ---------    ---------



Deferred tax liabilities and assets at each year end are as follows:


                                          1997       1996
                                        --------   --------

DEFERRED TAX LIABILITIES:

     Depreciation                       $301,000   $387,000
     Leasing activities                  556,000    580,000
                                        --------   --------
      Total deferred tax liabilities     857,000    967,000
                                        --------   --------

DEFERRED TAX ASSETS:

     Accrued employee benefits           128,000    167,000
     Allowances for doubtful accounts    233,000    151,000
     Inventory                           156,000    165,000
     Other                                    --     95,000
                                        --------   --------
      Total deferred tax assets          517,000    578,000
                                        --------   --------

Net deferred tax liability              $340,000   $389,000
                                        --------   --------

The reconciliation of income tax computed at the U. S. federal statutory tax rate to actual income tax expense are (in thousands):

                                    1997               1996                1995
                               AMOUNT  PERCENT    AMOUNT  PERCENT     AMOUNT   PERCENT
                               ------  -------    ------  -------     ------   -------

Tax at U. S. statutory rate   $1,312     34.0%    $1,262     34.0%    $1,269     34.0%
State income taxes, net of
 federal tax benefit             243      6.3        154      6.3        157      6.3
Other - net                     (107)    (2.8)       (47)    (3.4)       (23)    (2.3)
                              ---------------     ---------------     ---------------
                              $1,448     37.5%    $1,369     36.9%    $1,403     38.0%
                              ---------------     ---------------     ---------------


Total income tax payments during fiscal years 1997, 1996 and 1995 were approximately $1,643,000, $958,000, and $1,647,000, respectively.


10. COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST

The Company has entered into a restrictive stock agreement with the minority shareholder of its majority owned subsidiary. Under the terms of the agreement, the Company has the right of first refusal to purchase at any time any shares representing the minority interest in the subsidiary at a defined book value of said shares. The minority shareholder has the right to sell twenty percent of his shares per year to the Company beginning in November 1994 and each year thereafter, at the defined book value of such shares, provided the minority shareholder remains employed by the subsidiary.

CREDIT FACILITIES

The Company has loan agreements with several banks pursuant to which the banks have agreed to provide lines of credit up to $3,750,000, at the banks' prime interest rate, subject to certain restrictions.

CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments, receivables, and capitalized leases. The Company maintains substantially all of its cash and certificates of deposits with various financial institutions in amounts which are in excess of the federally insured limits. Management performs periodic evaluations of the relative credit standing of those financial institutions.

Concentrations of credit risk with respect to receivables and capitalized leases are limited due to the large number of entities comprising the Company's customer base and their dispersion across many different industries. The Company does not require collateral on trade accounts receivable.

OTHER

Under the terms of sale to the U.S. Government, the negotiated contract prices of combat boots are subject to renegotiation if certain conditions are present. Management is of the opinion that renegotiation, if any, will have no material adverse effect on the Company's consolidated financial position or results of operations.

The Company is subject to two lawsuits arising from the normal course of business of its office products business. These actions are in the very early stages, and the Company is unable to determine the likelihood or amount, if any, of an unfavorable outcome.

11. SHAREHOLDERS' EQUITY

COMMON STOCK

Each share of Class A Common Stock is entitled to one-tenth vote and each share of Class B Common Stock is entitled to one full vote at meetings of shareholders, except that Class A shareholders are entitled to elect 25 % and Class B shareholders are entitled to elect 75 % of the directors. Each share of Class B Common Stock can be converted to Class A Common Stock on a share for share basis. All dividends paid on Class B Common Stock must also be paid on Class A Common Stock in an equal amount.

The Company has a nonqualified stock option plan. Under the terms of the stock option plan, stock options to purchase Common Stock may be granted to selected key employees. The Company has reserved 120,000 shares of Class A and 120,000 shares of Class B Common Stock for the nonqualified stock option plan. Transactions involving the plan are summarized as follows:

NONQUALIFIED STOCK OPTION PLAN          1997                 1996               1995
                                        CLASS                CLASS              CLASS
                                     A          B         A         B        A         B
                                 ---------------------------------------------------------
Outstanding and exercisable at
 beginning of year                14,500     14,500     14,690    14,500   14,690   14,500
Exercised
 ($2.125 per share - Class A,
 $1.875 per share - Class B)     (14,500)   (14,500)      (190)      -0-      -0-      -0-
                                 ---------------------------------------------------------

Outstanding and exercisable at
 end of year ($2.125 per share
 Class A, $1.875 per share -
 Class B)                            -0-        -0-     14,500    14,500   14,690   14,500
                                 ---------------------------------------------------------


At August 2, 1997, 71,500 shares of Class A and 71,500 shares of Class B common stock were available for future grants under the nonqualified stock option plan.

12. RELATED PARTY TRANSACTIONS

Notes and accounts receivable from related entities that are included in the balance sheet are as follows:

                                                                     1997         1996
                                                                  ----------   ----------

Investments in and advances to investee (see Note 13)             $  822,000   $  631,000

McRae Chevrolet-Buick, Inc., guaranteed by the estate of the former President of the Company, with interest
at federal funds rate plus 2%                                      1,225,000    1,111,000

Notes receivable, other, guaranteed
by the estate of the former President of the Company                 272,000      275,000

Notes receivable from the estate of the former President of the
Company, unsecured, with interest at federal funds
rate plus 2%                                                         357,000      342,000
                                                                  ----------   ----------
                                                                  $2,676,000   $2,359,000
                                                                  ----------   ----------

As of August 2, 1997, and August 3, 1996, there were approximately $708,000 and $674,000, respectively, of receivables due from employees included in notes and accounts receivable.

13. INVESTMENT IN INVESTEE

The Company has an investment in a real estate development company. The investee has been operating under Chapter X of the United States Bankruptcy Act since 1974, and the court has imposed certain restrictions under a Plan of Reorganization. The Company adjusts its investment in and advances to the investee by the equity method. Summarized financial data of the investee is as follows:

                                   1997         1996          1995
                               -----------   ----------    ----------
BALANCE SHEET
    Assets                     $1,679,000    $1,474,000    $1,451,000
    Liabilities                 1,896,000     1,772,000     1,733,000
    Shareholders' deficiency     (217,000)     (298,000)     (282,000)

RESULTS OF OPERATIONS
    Revenues                   $  428,000    $  195,000    $  215,000
    Net income (loss)              81,000       (16,000)       25,000

The following table summarizes the activity of the Company's investment in investee:

                            1997        1996        1995
                          --------   ---------    --------
Beginning investment      $631,000   $ 600,000    $447,000
Equity in income (loss)     81,000     (16,000)     25,000
Additional investments     110,000      47,000     128,000
                          --------   ---------    --------
Ending investment         $822,000   $ 631,000    $600,000
                          --------   ---------    --------


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

NOTES RECEIVABLE: For notes receivable, fair value is estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

OTHER ASSETS: Other assets primarily represent officer's life insurance policies recorded at their cash surrender value which approximates their fair value.

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


                                                 CARRYING            FAIR
                                                  AMOUNT            VALUE
                                                ----------        ----------
ASSETS
   Cash and cash equivalents                    $5,473,000        $5,473,000
   Short term investments                           64,000            64,000
   Notes receivable, related entities            2,676,000     see (a) below
   Notes receivable                              1,363,000         1,363,000
   Other assets                                  1,114,000         1,114,000

LIABILITIES
   Deferred revenues                             1,517,000         1,517,000
   Long and short term debt                      6,966,000         6,966,000


(A) It is not practicable to estimate the fair value of the Notes due from related parties to the corporation because of the inability to estimate fair value without incurring excessive costs. See Note 12-Related Party Transactions.

15. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth unaudited quarterly financial information for the years ended August 2, 1997 and August 3, 1996:

                                  FIRST          SECOND         THIRD       FOURTH
                               -----------    -----------   -----------  -----------

AUGUST 2, 1997

Net revenues                   $17,141,000    $15,147,000   $12,646,000  $13,546,000
Gross profit                     4,562,000      4,465,000     3,284,000    3,548,000
Net earnings                       890,000        718,000       427,000      304,000
Net earnings per common share          .32            .26           .15          .12

AUGUST 3, 1996

Net revenues                   $10,412,000     $10,142,000  $11,069,000  $17,101,000
Gross profit                     3,069,000       3,207,000    3,239,000    4,739,000
Net earnings                       344,000         449,000      384,000    1,105,000
Net earnings per common share          .13             .16          .14          .41

The fourth quarter of 1996 includes an adjustment to decrease the Company's LIFO Reserve which increased net earnings by $222,000 or $.08 per common share.

16. INDUSTRY SEGMENT INFORMATION

The Company's principal operations have been classified into three business segments: bar code operations, office products and printing and footwear manufacturing. The bar code segment manufactures and sells bar code reading and related printing devices and other items related to optical data collection. The office products and printing segment sells, provides maintenance and leases photocopiers, facsimile machines and digital/duplicators, and operates a commercial printing company. The footwear segment manufactures combat boots, principally for the U.S. Government, and western and work boots. Total consolidated revenues related to sales to the U.S. Government were 16% in 1997, 26% in 1996, and 22% in 1995. There were no significant intersegment sales or transfers during 1997, 1996, and 1995. Operating profits by business segment exclude allocated corporate interest income, income taxes, minority interest, and equity in net loss of investee. Corporate assets consist principally of cash, short term investments, certain receivables, and real estate held for investment.

                                                        OFFICE
                                                        PRODUCTS   CORPORATE
(IN THOUSANDS)                     FOOTWEAR  BAR CODE   PRINTING    & OTHER   CONSOLIDATED
------------------------------------------------------------------------------------------
FOR THE YEAR ENDED AUGUST 2, 1997

Net Revenues                        $25,379   $15,944   $ 16,940    $    217    $58,480
 Earnings(loss)from
 operations                           2,222     1,329        426        (132)     3,845
Identifiable assets                   9,717     7,006     12,191      10,811     39,725
Capital expenditures                     85        32        924         176      1,217
Depreciation expense
 and amortization                       546       210        471         383      1,610
                                    -------   -------   --------    --------    -------


FOR THE YEAR ENDED AUGUST 3, 1996

Net Revenues                        $17,490   $15,994   $ 14,616    $    624    $48,724
Earnings(loss)from
 operations                           2,758       947       (428)         65      3,342
Identifiable Assets                  14,095     6,300      9,823       9,343     39,561
Capital expenditures                     37       347        884         219      1,487
Depreciation expense
 and amortization                       254       154        256         408      1,072
                                    -------   -------   --------    --------    -------


FOR THE YEAR ENDED JULY 29, 1995

Net Revenues                        $ 9,004   $17,315   $ 13,621    $    684    $40,624
Earnings(loss)from
 operations                           1,121     2,009         78         145      3,353
Identifiable assets                   2,435     9,474     10,500       7,174     29,583
Capital expenditures                     17       205        487         247        956
Depreciation expense
 and amortization                       138       146        260         263        807
                                    -------   -------   --------    --------    -------


                SCHEDULE II --- VALUATION AND QUALIFYING ACCOUNTS
                     MCRAE INDUSTRIES, INC. AND SUBSIDIARIES


                                                       ADDITIONS
                                                    (1)          (2)
DESCRIPTION                         BALANCE AT   CHARGED TO    CHARGED      DEDUCTION     BALANCE
                                    BEGINNING    COSTS AND     OTHER        DESCRIBE      AT END OF
                                    OF PERIOD    EXPENSES      ACCOUNTS                   PERIOD
                                                               DESCRIBE
YEAR END AUGUST 2, 1997

Deducted from Assets Accounts:
Allowance for Doubtful Accounts    $  384,000   $(240,000)                 $ 578,000 (1)    $  722,000
Employee Benefit Accrual              846,000     380,000                   (625,000)(2)       601,000
Health Insurance Accrual              192,000          --                         --           192,000

YEAR ENDED AUGUST 3, 1996

Deducted from Assets Accounts:
Allowance  for Doubtful Accounts   $  130,000   $ (56,000)                 $ 310,000 (1)    $  384,000
Employee Benefit Accrual            1,301,000     425,000                   (880,000)(2)       846,000
Health Insurance Accrual              146,000     (40,000)                    86,000 (2)       192,000

YEAR ENDED JULY 29 , 1995

Deducted from Assets Accounts:
Allowance for Doubtful Accounts    $  116,000   $ (47,000)                 $  61,000 (1)    $  130,000
Employee Benefit Accrual            1,290,000     725,000                   (714,000)(2)     1,301,000
Health Benefit Accrual                195,000     753,000                   (802,000)(2)       146,000

(1) Uncollectible accounts written off
(2) Payments and/or expenses charged to operations

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON 8-K

(A)(1) INDEPENDENT AUDITOR'S REPORT
    MCRAE INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS:

         Consolidated Balance Sheets as of August 2, 1997 and August 3, 1996.

         Consolidated Statements of Operations for the Years Ended August 2, 1997, August 3, 1996, and July 29, 1995.

         Consolidated Statements of Shareholders' Equity for the Years Ended August 2, 1997, August 3, 1996, and July 29, 1995.

         Consolidated Statements of Cash Flows for the Years Ended August 2, 1997, August 3, 1996, and July 29, 1995.

   (2) FINANCIAL STATEMENT SCHEDULE:

         Schedule II

   (3) EXHIBITS

         3.1 Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant's Form S-14, Registration N. 2-85908).

         3.2 Amendment to the Certificate of Incorporation (Incorporated by reference to Exhibit 3 to the Registrant's Form 10-K for the year ended August 1, 1987).

         3.3 Amendment to the Bylaws of the Registrant effective September 10, 1993 (Incorporated by reference to Exhibit 3.3 to the Registrant's Form 10-K for the fiscal year ended July 31,
                  1993).

         3.4 Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.4 to the Registrant's Form 10-K for the fiscal year ended July 31, 1993).

         10.1 1985 McRae Industries, Inc. Non-Qualified Stock Option Plan (Incorporated by reference to Exhibit 10 to the Registrant's Form 10-K for the fiscal year ended August 3, 1985)*

         10.2 Technical Assistance Agreement dated September 13, 1984 between the Registrant and Ro-Search, Incorporated (Incorporated by reference to Exhibit 10.4 to the Registrant's Form 10-K for the fiscal year ended July 28, 1984).

         10.3 Award/Contract between Defense Personnel Support Center and McRae Industries, Inc. dated August 6, 1993 (Incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-K for the fiscal year ended July 31, 1993).

         10.4 Stock Purchase Agreement as of April 7, 1996 among Walter A. Dupuis, Kenneth O. Moore, William Glover, and McRae Industries, Inc. was filed as Exhibit 2 to the Registrant's current report on Form 8-K filed May 11, 1996 and is incorporated herein by references.

         10.5 Promissory Note, Security Agreement and Guaranty Agreement dated July 25, 1996 among American West Trading Company, as borrower, The Fidelity Bank, as lender, and the Registrant, as Guarantor (Incorporated by reference to Exhibit 10.5 to the Registrant's Form 10-K for the fiscal year ended August 3,
                  1996).

         10.6 Deed of Trust between American West Trading Company and The Fidelity Bank, dated July 25, 1996 (Incorporated by reference to Exhibit 10.6 to the Registrant's Form 10-K for the fiscal year ended August 3, 1996).

         10.7 Security Agreement pertaining to inventory, accounts receivable and equipment between American West Trading Company and The Fidelity Bank, dated July 25, 1996 (Incorporated by reference to Exhibit 10.7 to the Registrant's Form 10-K for the fiscal year ended August 3, 1996).

         10.8 Award/Contract between Defense Personnel Support Center and McRae Industries, Inc. dated April 15, 1997 (Filed herein).

         21 Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21 to the Registrant's Form 10-K for the fiscal year ended August 3, 1996).

         23       Consent of Independent Auditors (Filed herein).

         27 Financial Data Schedule (Filed in electronic format only. Pursuant to Rule 402 of Regulation S-T, this schedule shall not be deemed filed for purpose of Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934).
----------
*DENOTES A MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT.


(B) REPORTS ON FORM 8-K

    The Company filed no reports on Form 8-K for the fiscal year ended August 2, 1997.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             MCRAE INDUSTRIES, INC.

             Dated: October 30, 1997              By: /s/ D. Gary McRae
                                                      -----------------
                                                  D. Gary McRae
                                                  President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


SIGNATURE                                                            DATE
---------                                                            ----

/s/D. Gary McRae                                             October 30, 1997
--------------------------------------------
D. Gary McRae
President, Treasurer, and Director
(Principal Executive Officer)

/s/George M. Bruton                                          October 30, 1997
--------------------------------------------
George M. Bruton
Director

/s/Hilton J. Cochran                                         October 30, 1997
--------------------------------------------
Hilton J. Cochran
Director

/s/Brady W. Dickson                                          October 30, 1997
--------------------------------------------
Brady W. Dickson
Director

/s/Victor A. Karam                                           October 30, 1997
--------------------------------------------
Victor A. Karam
Vice President - Footwear and Director

/s/James W. McRae                                            October 30, 1997
--------------------------------------------
James W. McRae
Vice President, Secretary, and Director

/s/Harold W. Smith                                           October 30, 1997
--------------------------------------------
Harold W. Smith
Vice President - Graphics and Director

/s/Marvin G. Kiser, Sr.                                      October 30, 1997
--------------------------------------------
Marvin G. Kiser, Sr.
Controller
(Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

3.1      Certificates of Incorporation (Incorporation by reference to Exhibit
         3.1 to the Registrant's Form S-14, Registration N. 2-85908).

3.2 Amendment to the Certificate of Incorporation (Incorporated by reference to Exhibit 3 to the Registrant's Form 10-K for the fiscal year ended August 1, 1987).

3.3 Amendment to the Bylaws of the Registrant effective September 10, 1993 (Incorporated by reference to Exhibit 3.3 to the Registrant's Form 10-K for the fiscal year ended July 31, 1993).

3.4      Restated Bylaws of the Registrant (Incorporated by reference to Exhibit
         3.4 to the Registrant's Form 10-K for the fiscal year ended July 31,
         1993).

10.1 1985 McRae Industries, Inc. Non-Qualified Stock Option Plan (Incorporated by the reference to Exhibit 10 to the Registrant's Form 10-K for the fiscal year ended August 3, 1985).

10.2 Technical Assistance Agreement dated September 13, 1984 between the Registrant and Ro-Search, Incorporated (Incorporated by reference to Exhibit 10.4 to the Registrant's Form 10-K for the fiscal year July 28,
         1984).

10.3 Award/Contract between Defense Personnel Support Center and McRae Industries, Inc. dated August 6, 1993 (Incorporated by reference to
         Exhibit 10.3 to the Registrant's Form 10-K for the fiscal year ended July 31, 1993).

10.4 Stock Purchase Agreement and Guaranty Agreement as of April 7, 1996 among Walter A. Dupuis, Kenneth O. Moore, William Glover, and McRae Industries, Inc. was filed as Exhibit 2 to the Registrant's current report on Form 8-K filed May 11, 1996 and is incorporated herein by reference.

10.5 Promissory Note, Security Agreement and Guaranty Agreement dated July 25, 1996 among American West Trading Company, as borrower, The Fidelity Bank, as lender and the Registrant, as Guarantor (Incorporated by reference to Exhibit 10.5 to the Registrant's Form 10-K for the fiscal year ended August 3, 1996).

10.6 Deed of Trust between American West Trading Company and The Fidelity Bank, dated July 25, 1996 (Incorporated by reference to Exhibit 10.6 to the Registrant's Form 10-K for the fiscal year ended August 3, 1996).

10.7 Security Agreement pertaining to inventory, accounts receivable and equipment between American West Trading Company and The Fidelity Bank, dated July 25, 1996 (Incorporated by reference to Exhibit 10.7 to the Registrant's Form 10-K for the fiscal year ended August 3, 1996).

10.8 Award/Contract between Defense Personnel Support Center and McRae Industries, Inc. dated April 15, 1997 (Filed herein).

21 Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21 to the Registrant's Form 10-K for the fiscal year ended August 3,
         1996).

23       Consent of Independent Auditors (Filed herein).

27 Financial Data Schedule (Filed in electronic format only. Pursuant to Rule 402 of Regulation S-T, this schedule shall not be deemed filed for purpose of Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934).