Form 10-Q
period 1997-11-01
MCRAE INDUSTRIES INC
filed 1997-12-15
CIK 729284

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q


(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended November 1, 1997

                                       OR

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from                         to
                                ---------------------      ---------------

Commission file number 1-8578


                              McRae Industries, Inc
             (Exact name of registrant as specified in its charter)

             Delaware                                   56-0706710
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

                              400 North Main Street
                        Mt. Gilead, North Carolina 27306
                    (Address of principal executive offices)

                         Telephone Number (910)439-6147
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                         Yes  X            No
                             ---              ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $l Par Value--Class A  1,819,728 shares as of December 11, 1997
Common Stock, $1 Par Value--Class B    948,771 shares as of December 11, 1997

                     McRae Industries, Inc. and Subsidiaries

                                      INDEX


                                                                        Page No.


                         PART 1. FINANCIAL INFORMATION


ITEM 1.  Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheet                                       3-4

Condensed Consolidated Statement of Operations                             5

Condensed Consolidated Statement of Cash Flows                             6

Notes to Condensed Consolidated Financial Statements                       7



ITEM 2.  Management's Discussion And Analysis of Financial
          Condition and Results of Operations                              8-9
ITEM 3.  Quantitative and Qualitative Disclosures about
          Market Risk                                                      9


                           PART II. OTHER INFORMATION


ITEM 1.  Legal Proceedings                                                 9

ITEM 2.  Changes in Securities                                             9

ITEM 3.  Default upon Senior Securities                                    9

ITEM 4.  Submission of Matters to a Vote of Securities Holders             9

ITEM 5.  Other Information                                                 9

ITEM 6.  Exhibits and Reports on Form 8-K                                  9


         Signatures                                                        10

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                     McRae Industries, Inc. and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                     ASSETS
                 (In thousands, except share and per share data)


                                           November 1, 1997       August 2, 1997
                                             (Unaudited)               (Note)
                                           ----------------       --------------
ASSETS

Current assets:

 Cash and cash equivalents                      $ 4,532            $ 5,473

 Securities                                          64                 64

 Accounts and notes receivable, net               8,149              6,710

 Inventories                                     13,759             11,924

 Net investment in capitalized leases               860                866

 Prepaid expenses and other current assets          147                203
                                                -------            -------
   Total current assets                          27,511             25,240
                                                -------            -------

Property, plant, and equipment, net               6,217              6,409
                                                -------            -------

Other assets:

 Receivables, related entities                    2,637              2,676

 Net investment in capitalized leases             1,581              1,808

 Notes receivable                                 1,414              1,363

 Real estate held for investment                    486                486

 Goodwill                                           619                629

 Other                                            1,144              1,114
                                                -------            -------
   Total other assets                             7,881              8,076
                                                -------            -------
                                                $41,609            $39,725
                                                =======            =======


            See notes to condensed consolidated financial statements

                     McRae Industries, Inc. and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                (In thousands, except share and per share data)


                                           November 1, 1997       August 2, 1997
                                             (Unaudited)               (Note)
                                           ----------------       --------------
Liabilities and Shareholders' Equity

Current liabilities:

 Line of credit                                 $     -             $   798

 Current portion of notes payable, banks            293                 314

 Accounts payable                                 3,849               1,802

 Accrued employee benefits                          664                 601

 Deferred revenues                                1,508               1,517

 Accrued payroll and payroll taxes                  651                 642

 Income taxes                                       677                 532

 Other                                              708                 622
                                                -------             -------
   Total current liabilities                      8,350               6,828
                                                -------             -------

Notes payable to banks, net of current portion    5,796               5,854

Minority interest                                   885                 869

Shareholders' equity:
 Common stock:
  Class A, $1 par; Authorized 5,000,000
    shares; Issued and outstanding, 1,816,737
    and 1,816,332, shares, respectively           1,817               1,817
  Class B, $1 par; Authorized 2,500,000
    shares; Issued and outstanding 951,762
    and 952,167 shares, respectively                952                 952

 Additional paid-in capital                         791                 791

 Retained earnings                               23,018              22,614
                                                -------             -------
    Total shareholders' equity                   26,578              26,174
                                                -------             -------
                                                $41,609             $39,725
                                                =======             =======

NOTE - The condensed consolidated balance sheet at August 2, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

            See notes to condensed consolidated financial statements

                    McRae Industries, Inc. and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                (In thousands, except share and per share data)
                                   (Unaudited)


                                                Three Months Ended
                                        November 1,           November 2,
                                            1997                 1996
                                        -----------          ------------
Net revenues                            $    14,965          $    17,141

 Costs and expenses:

  Cost of revenues                           11,082               12,579
  Selling and administrative                  2,965                3,008
  Other expense (income), net                  (162)                 (76)
  Interest expense                              121                  127
                                        -----------          -----------

Total costs and expenses                     14,006               15,638
                                        -----------          -----------
Earnings before income taxes
  and minority interest                         959                1,503

Provision for income taxes                      375                  587

Minority shareholder's interest
  in earnings of subsidiary                      16                   26
                                        -----------          -----------
Net earnings                            $       568          $       890
                                        ===========          ===========
Net earnings per common share           $       .21          $       .32
                                        -----------          -----------
Weighted average number of
  common shares outstanding               2,768,499            2,742,047
                                        -----------          -----------





            See notes to condensed consolidated financial statements

                    McRae Industries, Inc. and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)


                                                     Three Months Ended
                                               November 1, 1997   November 2, 1996
                                               ----------------   ----------------
Net cash provided by (used in) operating
  activities                                        $  249           $ 3,289
                                                    ------           -------
Cash flows from investing activities:

  Proceeds from sales of assets                         29                 -

  Capital expenditures                                (202)              (93)

  Net advances of long term
   receivables                                           3              (176)
                                                    ------           -------
Net cash provided by (used in)
  investing activities                                (170)             (269)
                                                    ------           -------
Cash flows from financing activities:

  Principal repayments of notes payable               (856)             (268)

  Proceeds from exercise of stock options                -                58

  Dividends paid                                      (164)                -
                                                    ------           -------
Net cash used in financing activities               (1,020)             (210)
                                                    ------           -------
Net increase (decrease) in cash and cash
  equivalents                                         (941)            2,810

Cash and cash equivalents at beginning
  of period                                          5,473               581
                                                    ------            ------
Cash and cash equivalents at end of period          $4,532            $3,391
                                                    ======            ======




            See notes to condensed consolidated financial statements

                    McRae Industries, Inc. and Subsidiaries
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended November 1, 1997 are not necessarily indicative of the results that may be expected for the year ending August 1, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the McRae Industries, Inc. Annual Report on Form 10-K for the year ended August 2, 1997.

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

The components of inventory consist of the following (in thousands):


                                        November 1, 1997   August 2, 1997

Raw materials                              $ 2,428             $ 2,314
Work in process                                651                 771
Finished good                               10,680               8,839
                                           -------             -------
                                           $13,759             $11,924
                                           =======             =======

NOTE C - SUBSEQUENT EVENTS

On November 24, 1997, the Company declared a cash dividend of 9.0 cents per share on its Class A Common Stock payable on December 29, 1997 to shareholders of record on December 12, 1997.

McRae Industries, Inc. and Subsidiaries

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto, and with the Company's Annual Report on Form 10-K for the fiscal year ended August 2, 1997, including the financial information and management's discussion and analysis contained or incorporated by reference therein.

FINANCIAL CONDITION AND LIQUIDITY

The Company's financial condition and liquidity for the quarter ended November 1, 1997 remained solid with a current ratio of 3.3 to 1 and with cash, cash equivalents and marketable securities amounting to $4.6 million.

Net income from operations, adjusted for depreciation and amortization, contributed $937,000 in cash. Accounts and notes receivable increased since August 2, 1997 by approximately $1.4 million. This use of cash was primarily attributable to increased first quarter sales for the bar code unit as compared to the fourth quarter and to the timing of collections associated with the office products unit. Inventories used approximately $1.8 million of cash primarily due to the office products unit which replenished stock levels which were lowered by record fourth quarter sales. Approximately $2.0 million of cash was provided by the increase in accounts payable primarily attributable to the purchase of the office products unit inventory which accounted for approximately 77% of the increase. The western and work boot product line contributed approximately 23% of the accounts payable increase as a result of increased production levels above the fourth quarter of fiscal 1997.

Principal and line of credit repayments for the western and work boot unit used $856,000 of cash. Dividend payments used another $164,000 of cash.

The Company continues to maintain lines of credit with several banks totaling $3.75 million all of which was available at November 1, 1997. Management believes that the current cash and cash equivalents, available lines of credit, and cash flows from operations will be sufficient to support future working capital and debt repayment requirements.

FIRST QUARTER FISCAL 1998 COMPARED TO FIRST QUARTER FISCAL 1997

Consolidated net revenues for the first quarter of fiscal 1998 decreased approximately $2.2 million as compared to the same quarter of fiscal 1997. This 12.7% decline in consolidated net revenues was primarily attributable to the footwear unit which was down approximately $2.7 million or 30% from the net revenue level posted in the first quarter of fiscal 1997. Net revenues from the military combat boot product line declined $1.4 million primarily as a result of the timing of shipments associated with the completion of one Government contract and the commencement of a new contract in April, 1997. Net revenues from the western and work boot product line declined $1.3 million primarily as a result of lower demand for western style boots. The office products and bar code units partially offset the decline in consolidated net revenues by posting comparative first quarter increases in net revenues of approximately $454,000 or 13.7% and $171,000 or 4.0%, respectively. Sales to several county-wide school systems were primarily responsible for the net revenue increase posted by the office products unit. The bar code unit's net revenue increase was primarily attributable to the shipment of several large radio frequency product orders.

Consolidated gross profit fell from $4.6 million for the first quarter of fiscal 1997 to $3.9 million for the current quarter primarily as a result of decreased consolidated net revenues. Gross profit as a percentage of sales declined from 26.6% for the first quarter of fiscal 1997 to 25.9% for the first quarter of fiscal 1998. This decline in gross profit margin was the result of the continuing competitive price pressures in the bar code market and the spreading of fixed manufacturing expenses over smaller production levels in connection with the western and work boot product line.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable


PART II. OTHER INFORMATION


Item 1. Legal Proceedings

Reference is made to Item 3 of the Company's Annual Report to Shareholders on Form 10-K for the fiscal year ended August 2, 1997.

Items 2,3,4, and 5

These items are inapplicable and have been omitted.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

    Exhibit 27 Financial Data Schedule. (Filed in electronic format only. Pursuant to Rule 402 of Regulations S-T, this schedule shall not be deemed filed for purposes of Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934.)

(b) No reports on Form 8-K were filed during the quarter ended November 1, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  McRae Industries, Inc.
                                                        (Registrant)



Date: December 12, 1997                           By: /s/ D. Gary McRae
      -----------------                               -------------------------
                                                  D. Gary McRae
                                                  President and CEO
                                                  (Principal Executive Officer)




Date: December 12, 1997                           By: /s/ Marvin G. Kiser, Sr.
      -----------------                               ------------------------
                                                  Marvin G. Kiser, Sr.
                                                  (Principal Accounting Officer)