Form 10-Q
period 1998-01-31
MCRAE INDUSTRIES INC
filed 1998-03-17
CIK 729284

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


FOR THE QUARTER ENDED JANUARY 31, 1998

                                       OR

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

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

                         TELEPHONE NUMBER (910) 439-6147
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                         Yes  X            No
                             ---              ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $l Par Value--Class A  1,819,728 shares as of March 12, 1998
Common Stock, $1 Par Value--Class B    948,771 shares as of March 12, 1998

                     MCRAE INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX


                                                                        Page No.
                                                                        --------

                          PART 1. FINANCIAL INFORMATION


ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheet                               3-4

         Condensed Consolidated Statement of Operations                     5

         Condensed Consolidated Statement of Cash Flows                     6

         Notes to Condensed Consolidated Financial Statements               7



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                              8-9

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK                                                      10


                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS                                                  10

ITEM 2.  CHANGES IN SECURITIES                                              10

ITEM 3.  DEFAULT UPON SENIOR SECURITIES                                     10

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS              10

ITEM 5.  OTHER INFORMATION                                                  10

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                   11


         SIGNATURES                                                         11

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                     MCRAE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                     ASSETS
                 (In thousands, except share and per share data)


                                           January 31, 1998       August 2, 1997
                                             (Unaudited)               (Note)
                                           ----------------       --------------

ASSETS

Current assets:

 Cash and cash equivalents                      $ 4,345            $ 5,473

 Securities                                          64                 64

 Accounts and notes receivable, net               7,502              6,710

 Inventories                                     13,649             11,924

 Net investment in capitalized leases               848                866

 Prepaid expenses and other current assets          217                203
                                                -------            -------

   Total current assets                          26,625             25,240
                                                -------            -------

Property, plant, and equipment, net               6,785              6,409
                                                -------            -------

Other assets:

 Receivables, related entities                    2,659              2,676

 Net investment in capitalized leases             1,384              1,808

 Notes receivable                                 1,332              1,363

 Real estate held for investment                    494                486

 Goodwill                                           609                629

 Other                                            1,187              1,114
                                                -------            -------

   Total other assets                             7,665              8,076
                                                -------            -------

                                                $41,075            $39,725
                                                =======            =======



            See notes to condensed consolidated financial statements

                     MCRAE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                 (In thousands, except share and per share data)


                                           January 31, 1998       August 2, 1997
                                             (Unaudited)               (Note)
                                           ----------------       --------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

 Line of credit                                 $     -             $   798

 Current portion of notes payable, banks            272                 314

 Accounts payable                                 3,786               1,802

 Accrued employee benefits                          564                 601

 Deferred revenues                                1,420               1,517

 Accrued payroll and payroll taxes                  605                 642

 Income taxes                                       335                 532

 Other                                              676                 622
                                                -------             -------

   Total current liabilities                      7,658               6,828
                                                -------             -------


Notes payable to banks, net of current portion    5,735               5,854

Minority interest                                   672                 869

Shareholders' equity:
 Common stock:
  Class A, $1 par; Authorized 5,000,000
    shares; Issued and outstanding, 1,819,728
    and 1,816,332 shares, respectively            1,820               1,817
  Class B, $1 par; Authorized 2,500,000
    shares; Issued and outstanding 948,771
    and 952,167 shares, respectively                949                 952

 Additional paid-in capital                         791                 791

 Retained earnings                               23,450              22,614
                                                -------             -------

    Total shareholders' equity                   27,010              26,174
                                                -------             -------

                                                $41,075             $39,725
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

            See notes to condensed consolidated financial statements

                     MCRAE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (Unaudited)


                                  Three Months Ended         Six Months Ended
                               January 31,  February 1,  January 31, February 1,
                                   1998         1997         1998        1997
                               ------------------------  -----------------------
Net revenues                     $15,115      $15,147     $30,080     $32,288

 Costs and expenses:

  Cost of revenues                11,287       10,758      22,369      23,406

  Selling and administrative       2,880        3,092       5,845       6,031

  Other expense (income), net       (149)         (69)       (311)       (145)

  Interest expense                   112          125         233         252
                                 -------      -------     -------     -------

Total costs and expenses          14,130       13,906      28,136      29,544
                                 -------      -------     -------     -------

Earnings before income taxes
  and minority interest              985        1,241       1,944       2,744

Provision for income taxes           383          485         758       1,072

Minority shareholder's interest
  in earnings of subsidiary            7           38          23          64
                                 -------      -------     -------     -------

Net earnings                     $   595      $   718     $ 1,163     $ 1,608
                                 =======      =======     =======     =======

Net earnings per common share    $   .21      $   .26     $   .42     $   .58
                                 -------      -------     -------     -------

Weighted average number of
  common shares outstanding    2,768,499    2,768,499   2,768,499   2,755,275
                               ---------    ---------   ---------   ---------





            See notes to condensed consolidated financial statements

                     MCRAE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                            Six Months Ended
                                                   January 31, 1998   February 1, 1997
                                                   ----------------   ----------------
Net cash provided by (used in) operating
  activities                                            $ 1,505         $ 4,531
                                                        -------         -------

Cash flows from investing activities:

  Purchase of minority interest                            (220)           --

  Proceeds from sales of assets                              73            --

  Net advances to related parties                           (17)           --

  Capital expenditures                                   (1,113)           (148)

  Purchase of other assets                                  (80)            (90)

  Net advances of long term receivables                     (31)           (380)
                                                        -------         -------

Net cash provided by (used in)
  investing activities                                   (1,388)           (618)
                                                        -------         -------

Cash flows from financing activities:

  Principal repayments of notes payable                    (917)           (745)

  Proceeds from exercise of stock options                  --                58

  Dividends paid                                           (328)           (319)
                                                        -------         -------

Net cash used in financing activities                    (1,245)         (1,006)
                                                        -------         -------

Net increase (decrease) in cash and cash
  equivalents                                            (1,128)          2,907

Cash and cash equivalents at beginning
  of period                                               5,473             581
                                                        -------         -------

Cash and cash equivalents at end of period              $ 4,345         $ 3,488
                                                        =======         =======



            See notes to condensed consolidated financial statements

                     MCRAE INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended January 31, 1998 are not necessarily indicative of the results that may be expected for the year ending August 1, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the McRae Industries, Inc. Annual Report on Form 10-K for the year ended August 2, 1997.

Certain reclassifications have been made to the prior year's financial statements to conform with the current year's presentation.

NOTE B - INVENTORIES

An actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management's estimates of expected year-end inventory levels and costs. Because these are subject to forces beyond management's control, interim calculations are subject to change based on the final year-end LIFO inventory valuation.

The components of inventory consist of the following (in thousands):


                                        January 31, 1998   August 2, 1997
                                        ----------------   --------------
Raw materials                                $ 2,600           $ 2,314
Work in process                                  817               771
Finished goods                                10,232             8,839
                                             -------           -------
                                             $13,649           $11,924
                                             =======           =======

NOTE C - SUBSEQUENT EVENTS

On February 19, 1998, the Company declared a cash dividend of 9.0 cents per share on its Class A Common Stock payable on March 27, 1998 to shareholders of record on March 9, 1998.

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

FINANCIAL CONDITION AND LIQUIDITY

At January 31, 1998, the Company's working capital and liquidity continued to show elements of strength with a current ratio of 3.5 to 1 and with cash and cash equivalents amounting to approximately $4.4 million.

Cash generated by operating activities for the six months ended January 31, 1998 amounted to $1.5 million. Net income from operations, adjusted for depreciation and amortization, contributed approximately $1.9 million. Accounts and notes receivable increased by approximately $800,000 as consolidated sales for the most recent reporting quarter exceeded the consolidated sales reported for the fourth quarter of fiscal 1997 by nearly $1.5 million. Inventories used over $1.7 million of cash primarily attributable to the office products unit which replenished stock levels to accommodate an increase in sales activity to multiunit users such as county-wide school systems. Capitalized leases associated with the office products unit decreased during the period by $443,000 as a result of utilizing outside sources to fund equipment leases.

Approximately $2.0 million of cash was provided by the increase in accounts payable and was primarily attributable to the timing of payments on inventory purchases for the office products and footwear units.

Capital expenditures of $1.1 million were used to acquire rental machines for the office products unit, a new corporate telephone system, and various office and manufacturing equipment. The Company also used $220,000 to increase its ownership in the bar code unit from 92% to 94%.

Lines of credit and long term debt were reduced by $900,000. Dividends of $328,000 were paid.

The Company currently has a line of credit with a bank amounting to $2.75 million, all of which was available at January 31, 1998. A $1.0 million line of credit was being renegotiated at quarter end and should be available in the near future. In Management's opinion the Company's future working capital and debt repayment requirements will be adequately covered by the current available cash and cash equivalents, lines of credit, and cash flows from operations.

SECOND QUARTER FISCAL 1998 COMPARED TO SECOND QUARTER FISCAL 1997

Consolidated net revenues for the second quarter of fiscal 1998 were nearly identical to the consolidated net revenues reported for the same period of fiscal 1997. The footwear unit posted an increase in net revenues of approximately $500,000 between the comparative quarters primarily as a result of the timing of shipment of military, western and work boots. The office products and printing units generated second quarter increases in net revenues of approximately $530,000 compared to the same period of fiscal 1997 largely attributable to greater demand for products and services associated with these business units. Comparative second quarter net revenues for the bar code unit decreased by approximately $1.0 million primarily resulting from the impact of a large one time order manufactured and shipped during the second quarter of fiscal 1997.

Management expects revenues for the remainder of the 1998 fiscal year to be adversely affected by market conditions related to the footwear unit. The "base year" period of the U. S. Government contract covering the military combat boots will end in April 1998. The U. S. Government has informed the Company that it intends to exercise the initial one-year option period to purchase additional military combat boots. However, the Government has informed the Company in response to its current level of inventory for military combat boots that it will reduce the aggregate number of military combat boots to be purchased under the contract. The Company expects the reduced award to depress future revenues generated by the military combat boot business. The reduction may be partially offset by a modest increase in the price for the military combat boots paid by the Government permitted in connection with the modified award. Management also believes that the demand for western and work boots, which typically declines during the spring and summer months, will be depressed to a greater extent than the past several years. In response to this reduction in business, the Company will implement cost containment programs. On March 13, 1998, the Company informed its employees at American West Trading Company that it would reduce the workforce at its Waverly, Tennessee plant by approximately 43% (80 employees) in response to the decline in demand for western and work boots and other military boots manufactured at that facility.

Consolidated gross profit for the comparative second quarter of fiscal 1998 decreased by approximately $560,000. Gross profit as a percent of net revenues declined from 29.0% in the second quarter of fiscal 1997 to 25.3% for the same quarter of fiscal 1998. The declining gross profit resulted primarily from fixed manufacturing costs being spread over reduced production from the footwear unit. Competitive price pressures associated with the bar code business also contributed to the decrease in gross margin.

Selling, general and administrative (SG&A) expenses decreased from approximately $3.1 million for the second quarter of fiscal 1997 to approximately $2.9 million for the same quarter of fiscal 1998. Decreased expenditures for outside sales commissions, royalty expense, administrative salaries, employee benefits, and health care were the primary reasons for the decline in SG&A costs.

FIRST SIX MONTHS FISCAL 1998 COMPARED TO FIRST SIX MONTHS FISCAL 1997

Consolidated net revenues for the first six months of fiscal 1998 declined $2.2 million as compared the consolidated net revenues reported for the first six months of fiscal 1997. The footwear unit's net revenues declined approximately $2.2 million for the comparative 1998 fiscal period as a result of lower contract quantities for military boots and continued softening of the western and work boot market. The bar code business decreased by approximately $.8 million for the comparative 1998 period and can be attributed to the effect of a large order shipped during the second quarter of fiscal 1997. The office products and printing businesses posted net revenue increases for the comparative 1998 period amounting to approximately $1.0 million as demand remained strong for duplicating equipment and printed materials.

Consolidated gross profit decreased from approximately $8.9 million for the first six months for fiscal 1997 to approximately $7.7 million for same period of fiscal 1998. Consolidated gross profit as a percent of net revenues dropped from 27.5% to 25.6% for the comparative periods for fiscal 1997 and 1998, respectively. Unfavorable manufacturing variances associated with lower production levels from the footwear unit and competitive price pressures faced by the bar code unit are the primary factors for the decline in gross margins.

SG&A expenses for the first six months of fiscal 1998 amounted to approximately $5.8 million, down approximately $186,000 from the amount reported for the same period of fiscal 1997. Reduced expenditures primarily related to outside sales commissions, royalties, administrative salaries, and employee benefits and healthcare were responsible for the decreased costs. As a percent of net revenues, however, SG&A expenses continued to maintain a 19% level.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable



PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

Reference is made to Item 3 of the Company's Annual Report to Shareholders on Form 10-K for the fiscal year ended August 2, 1997.

ITEMS 2, 3 AND 5.

These items are inapplicable and have been omitted.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Shareholders held on December 18, 1997, following the individuals were elected to the Board of Directors:

                                    VOTES FOR               VOTES WITHHELD
                              CLASS A       CLASS B      CLASS A      CLASS B
                              ---------------------      --------------------
D. Gary McRae                 N/A           796,725      N/A             20
George M. Bruton              N/A           796,745      N/A              0
Hilton J. Cochran             N/A           796,745      N/A              0
Victor A. Karam               N/A           796,745      N/A              0
James W. McRae                N/A           796,725      N/A             20
Brady W. Dickson              1,609,941     N/A          700            N/A
Harold W. Smith               1,609,941     N/A            0            N/A


The following proposal was approved at the Company's Annual Meeting:

                            AFFIRMATIVE VOTES    NEGATIVE VOTES     VOTES WITHHELD
                           CLASS A    CLASS B   CLASS A  CLASS B   CLASS A   CLASS B
                           ---------------------------------------------------------

Ratify the appointment
of Gleiberman Spears
Shepherd & Menaker, P.A.
as independent certified
public accountants for
the current fiscal year.   1,608,543  796,725   232      20        1,166     0


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    Exhibit 27 Financial Data Schedule. (Filed in electronic format only. Pursuant to Rule 402 of Regulations S-T, this schedule shall not be deemed filed for purposes of Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934.)

(b) No reports on Form 8-K were filed during the quarter ended January 31, 1998.





SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              MCRAE INDUSTRIES, INC.
                                                      (Registrant)



  DATE: March 16, 1998                        By: /s/ D. Gary McRae
       ---------------                            --------------------------
                                              D. Gary McRae
                                              President and CEO
                                              (Principal Executive Officer)




  DATE: March 16, 1998                        By: /s/ Marvin G. Kiser, Sr.
       ---------------                            --------------------------
                                              Marvin G. Kiser, Sr.
                                              (Principal Accounting Officer)