Form 10-Q
period 1998-05-02
MCRAE INDUSTRIES INC
filed 1998-06-16
CIK 729284

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended May 2, 1998

                                       OR

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                         to
                                ----------------------     --------------------

Commission file number 1-8578


                              McRae Industries, Inc
             (Exact name of registrant as specified in its charter)

              Delaware                                 56-0706710
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

                         Yes  [X]            No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $1 Par Value--Class A  1,819,728 shares as of June 12, 1998
Common Stock, $1 Par Value--Class B    948,771 shares as of June 12, 1998

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                     McRae Industries, Inc. and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                     ASSETS
                 (In thousands, except share and per share data)


                                             May 2, 1998          August 2, 1997
                                             (Unaudited)               (Note)
                                             -----------          --------------


ASSETS

Current assets:

 Cash and cash equivalents                      $ 4,535            $ 5,473

 Securities                                          64                 64

 Accounts and notes receivable, net               8,117              6,710

 Inventories                                     13,401             11,924

 Net investment in capitalized leases               839                866

 Prepaid expenses and other current assets          362                203
                                                 ------             ------

   Total current assets                          27,318             25,240
                                                 ------             ------


Property, plant, and equipment, net               6,780              6,409
                                                 ------             ------


Other assets:

 Receivables, related entities                      946              2,676

 Net investment in capitalized leases             1,438              1,808

 Notes receivable                                 1,154              1,363

 Real estate held for investment                    494                486

 Goodwill                                           600                629

 Other                                            1,315              1,114
                                                 ------             ------

   Total other assets                             5,947              8,076
                                                 ------             ------

                                                $40,045            $39,725
                                                =======            =======



            See notes to condensed consolidated financial statements

                     McRae Industries, Inc. and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                 (In thousands, except share and per share data)


                                             May 2, 1998          August 2, 1997
                                             (Unaudited)               (Note)
                                             -----------          --------------

Liabilities and Shareholders' Equity

Current liabilities:

 Line of credit                                 $   -0-             $   798

 Notes payable, banks - current portion             252                 314

 Accounts payable                                 2,324               1,802

 Accrued employee benefits                          617                 601

 Deferred revenues                                1,338               1,517

 Accrued payroll and payroll taxes                  538                 642

 Income taxes                                       551                 532

 Other                                              860                 622
                                                 ------              ------

   Total current liabilities                      6,480               6,828
                                                 ------              ------


Notes payable, banks, net of current portion      5,676               5,854

Minority interest                                   679                 869

Shareholders' equity:
 Common stock:
  Class A, $1 par; Authorized 5,000,000
    shares; Issued and outstanding, 1,819,728
    and 1,816,332, shares, respectively           1,820               1,817
  Class B, $1 par; Authorized 2,500,000
    shares; Issued and outstanding 948,771
    and 952,167 shares, respectively                949                 952

 Additional paid-in capital                         791                 791

 Retained earnings                               23,650              22,614
                                                -------             -------

    Total shareholders' equity                   27,210              26,174
                                                -------             -------

                                                $40,045             $39,725
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

            See notes to condensed consolidated financial statements

                     McRae Industries, Inc. and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (Unaudited)


                                  Three Months Ended      Nine Months Ended
                                  May 2,      May 3,      May 2,      May 3,
                                   1998        1997        1998        1997
                                  -------------------     ------------------


Net revenues                    $ 13,803     $ 12,646    $ 43,883    $ 44,934
 Costs and expenses:

  Cost of revenues                10,188        9,455      32,557      32,861

  Selling and administrative       2,989        2,824       8,834       8,855
  Other expense (income), net       (116)        (277)       (427)       (422)
  Interest expense                   131          115         364         367
                                  -------      -------     -------     ------

Total costs and expenses          13,192       12,117      41,328      41,661
                                  -------      -------     -------     ------

Earnings before income taxes
  and minority interest              611          529       2,555       3,273

Provision for income taxes           240          104         998       1,176

Minority shareholder's interest
  in earnings of subsidiary            7          (2)          30          62
                                  ------       ------       ------     ------

Net earnings                     $   364      $   427     $ 1,527     $ 2,035
                                  =======      =======    ========    =======

Net earnings per common share    $   .13      $   .15     $   .55     $   .74
                                  ------       -------    --------    -------

Weighted average number of
  common shares outstanding    2,768,499    2,768,499   2,768,499   2,759,683
                               ----------   ----------  ----------  ---------



            See notes to condensed consolidated financial statements

                     McRae Industries, Inc. and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                      Nine Months Ended
                                                 May 2 1998      May 3, 1997
                                                 ---------------------------


Net cash provided by (used in) operating
  activities                                       $   356          $ 3,490
                                                   -------          -------

Cash flows from investing activities:

  Purchase of minority interest                       (220)            --

  Proceeds from sales of assets                        132             --

  Advances to related parties                         (126)            (257)

  Payments from related parties                      1,856               34

  Capital expenditures                              (1,459)            (294)

  Purchase of other assets                            (219)            (142)

  Advances of long term receivables                   (280)          (1,087)

  Payments of long term receivables                    489              443
                                                   -------          -------

Net cash provided by (used in)
  investing activities                                 173           (1,303)
                                                   -------          -------

Cash flows from financing activities:

  Principal repayments of notes payable               (976)            (429)

  Proceeds from exercise of stock options             --                 58

  Dividends paid                                      (491)            (482)
                                                   -------          -------

Net cash used in financing activities               (1,467)            (853)
                                                   -------          -------

Net increase (decrease) in cash and cash
  equivalents                                         (938)           1,334

Cash and cash equivalents at beginning
  of period                                          5,473              581
                                                   -------          -------

Cash and cash equivalents at end of period         $ 4,535          $ 1,915
                                                   =======          =======


            See notes to condensed consolidated financial statements

                     McRae Industries, Inc. and Subsidiaries
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended May 2, 1998 are not necessarily indicative of the results that may be expected for the year ending August 1, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the McRae Industries, Inc. Annual Report on Form 10-K for the year ended August 2, 1997.

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

The components of inventory consist of the following (in thousands):


                      May 2, 1998    August 2, 1997
                      -----------    --------------

Raw materials           $ 2,536         $ 2,314
Work in process             552             771
Finished goods           10,313           8,839
                        -------         -------
                        $13,401         $11,924
                        =======         =======

NOTE C - SUBSEQUENT EVENTS

On May 26, 1998, the Company declared a cash dividend of 9.0 cents per share on its Class A Common Stock payable on June 26, 1998 to shareholders of record on June 12, 1998.

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

FINANCIAL CONDITION AND LIQUIDITY

The Company's financial condition and liquidity continued to remain solid for the period ending May 2, 1998 as working capital amounted to $20.8 million resulting in a current ratio of 4.2 to 1. Cash and cash equivalents totaled approximately $4.5 million.

Cash generated from operating activities for the nine month period ending May 2, 1998 amounted to approximately $356,000. Net income from operations, adjusted for amortization and depreciation, contributed almost $2.6 million. Accounts and notes receivable increased by approximately $1.4 million due primarily from increased third quarter sales as compared to the fourth quarter of fiscal 1997 and the timing of certain receivable collections for the office products unit in the fourth quarter of fiscal 1997. Due to greater market demand for products from the office products, bar code, and printing units, the Company increased related inventories by almost $2.4 million. This inventory buildup was partially offset by a $900,000 reduction in the footwear unit's inventory primarily as a result of lower contract quantities for military combat boots and the continuing soft market for western and work boots. Investment in capitalized leases declined by approximately $400,000 as outside financing sources participated more heavily in the funding of office products unit sales.

Accounts payable increased by $521,000 primarily attributable to the timing of payments associated with the previously noted inventory buildup. Other accruals contributed approximately $247,000 of cash resulting from the timing of certain health and general liability insurance payments.

Investing activities produced a positive cash flow of approximately $173,000. Payments from related parties amounted to almost $1.9 million with approximately $1.6 million coming from the former president's estate to settle amounts due the Company attributable to the automobile dealership. The Company made capital expenditures of $1.5 million for the acquisition of rental machines for the office products unit, a new corporate telephone system, and various office and manufacturing equipment. The Company used $220,000 of cash to increase its ownership in the bar code unit from 92% to 94% and another $219,000 for investments in land and split dollar life insurance policies.

The Company currently has a $2.75 million line of credit with a bank. An additional $1.0 million line of credit is being negotiated and is expected to be available in the near future. It is Management's opinion that the Company's future working capital and debt repayment requirements will be adequately covered by the current available cash and cash equivalents, lines of credit, and cash flows from operations.

THIRD QUARTER FISCAL 1998 COMPARED TO THIRD QUARTER FISCAL 1997

Consolidated net revenues for the third quarter of fiscal 1998 amounted to approximately $13.8 million, an increase of 9.5% over the consolidated net revenues of $12.6 million reported for the same period of fiscal 1997. The bar code unit and the office products unit posted comparative quarter increases of $.7 million and $.8 million, respectively, as demand for products and services associated with these business units remained strong. Net revenues for the footwear unit amounted to $4.6 million for the current fiscal quarter as compared to $5.0 million for the same quarter in fiscal 1997. Lower military boot requirements for the U. S. Government and soft demand for western and work boots was partially offset by increased shipments of military boots to foreign customers.

Consolidated gross profit increased from the $3.2 million reported for the third quarter of fiscal 1997 to $3.6 million for the third quarter of fiscal 1998. As a percentage of sales, consolidated gross profit for the current quarter was 26.2% as compared to the 25.2% reported for the previous year's third quarter. Gross profit margins were favorably affected by greater sales of higher margin bar code and office products which were partially offset by competitive price pressures experienced by the bar code unit and higher per unit production costs associated with lower footwear unit production levels.

Selling, general and administrative (SG&A) expenses increased to $3.0 million for the current fiscal quarter as compared to $2.8 million for the third quarter of fiscal 1997 and declined as a percentage of sales from 22.3% to 21.7%. Higher expenditures for selling and administrative salaries, employee benefits, professional fees, and bad debt write-offs were primarily responsible for the increase in SG&A costs.


FIRST NINE MONTHS FISCAL 1998 COMPARED TO FIRST NINE MONTHS FISCAL 1997

Consolidated net revenues for the first nine months of fiscal 1998 were $1.1 million less than the consolidated net revenues reported for the same period of fiscal 1997. The office products and printing businesses continued to experienced strong demand for duplicating equipment and printed material as net revenues for the 1998 fiscal period increased by approximately $1.9 million over the comparable period last year. Net revenues for the footwear unit amounted to $17.8 million for the first nine months of fiscal 1998, down approximately $2.5 million for the same nine month period of fiscal 1997. This decline in business is the result of decreased contract quantities for military boots and the continued softness for western and work boots. Discontinued and abbreviated operations of several of the smaller business units contributed $300,000 less revenue for the 1998 fiscal period as compared to the same period of fiscal 1997.

Consolidated gross profit decreased from the $12.1 million level reported for the first nine months of fiscal 1997 to $11.3 million for the same period of fiscal 1998. Gross profit as a percentage of net revenues for the 1998 fiscal period was 25.8% as compared to 26.9% reported for the 1997 fiscal period. Lower overall sales volume, competitive price pressures in the bar code unit, and higher unit costs associated with reduced footwear production levels were primarily responsible for the decline in gross profit.

Selling, general and administrative (SG&A) expenses were virtually unchanged for the comparable nine months periods. As a percentage of sales, SG&A expenses were 20.1% for the nine months of fiscal 1998 as compared to 19.7% for the same period of fiscal 1997. Reduced expenditures for administrative salaries, royalties, and group health insurance were offset by slightly higher costs for professional services and bad debt write-offs, primarily associated with the finance and leasing business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable





PART II. OTHER INFORMATION


Item 1. Legal Proceedings

Reference is made to Item 3 of the Company's Annual Report to Shareholders on Form 10-K for the fiscal year ended August 2, 1997.

Items 2, 3, 4, and 5.

These items are inapplicable and have been omitted.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

    Exhibit 27 Financial Data Schedule. (Filed in electronic format only. Pursuant to Rule 402 of Regulations S-T, this schedule shall not be deemed filed for purposes of Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934.)

(b) No reports on Form 8-K were filed during the quarter ended May 2, 1998.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             McRae Industries, Inc.
                                                  (Registrant)



Date: June 12, 1998                          By: /s/ D. Gary McRae
      -------------                              ------------------------------
                                                 D. Gary McRae
                                                 President and CEO
                                                 (Principal Executive Officer)




Date: June 12, 1998                          By: /s/ Marvin G. Kiser, Sr.
      -------------                              ------------------------
                                                 Marvin G. Kiser, Sr.
                                                (Principal Accounting Officer)