Form 10-K
period 1998-08-01
MCRAE INDUSTRIES INC
filed 1998-10-28
CIK 729284

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the fiscal year ended August 1, 1998

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

Securities Registered Pursuant to Section 12 (g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    X      No
                                       -------      -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment of this Form 10-K. [ ]

The aggregate market value of shares of the Registrant's $1 par value Class A and Class B Common Stock held by non-affiliates as of October 21, 1998 was approximately $5,940,000 and $1,870,000, respectively. On October 21, 1998, 1,819,728 Class A shares and 948,771 Class B shares of the Registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual shareholders meeting to be held on December 17, 1998 are incorporated by reference into Part III.

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

BAR CODE OPERATIONS

The bar code segment, manufactures and sells bar code reading and printing devices and other items related to optical data collection, including licensing and selling computer software through Compsee, Inc. (Compsee), a 94% owned subsidiary. Compsee markets, sells, and services its products directly through sales centers located throughout the United States. Compsee also sells its products in Central and South America, Europe, Australia, the Middle East, and the Pacific Rim countries through foreign distributors. Compsee's export sales were 1% of the Registrant's consolidated net revenues for each of the last three fiscal years.

Compsee designs and manufacturers QuickReader and QuickLink bar code readers. Principal materials used in Compsee's assembly operations consist of various electrical and electronic components that are readily available from a number of sources. During fiscal 1996, Compsee introduced APEX II, a new portable bar code scanner. This product was well received in the market and provided 13% and 8% of Compsee sales for fiscal 1998 and 1997, respectively. A companion product, the APEX II cradle, which facilitates data transfer and provides battery recharging capabilities, was added to the product line in fiscal 1997. Compsee's wedge product line was upgraded in fiscal 1998 with the introduction of the Turbowedge line of bar code wedge readers. These products offer several new features and were well received in the market.

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

Net revenues derived from this segment in fiscal 1998, 1997, and 1996 were 28%, 27%, and 33% of the Registrant's consolidated net revenues, respectively. QuickReaders and QuickLink bar code readers developed and marketed by Compsee accounted for 12%, 25%, and 18% of Compsee's net revenues and for 3%, 7%, and 6%, respectively, of the Registrant's consolidated net revenues during fiscal 1998, 1997, and 1996. There was no significant backlog of firm orders for this segment at August 1, 1998.

FOOTWEAR MANUFACTURING

The Registrant's footwear manufacturing operations include the manufacture and sale of military combat boots, military dress oxfords, military safety boots, western and work boots. The Registrant has manufactured Direct Molded Sole military combat boots for the United States Government (the Government) since 1966. On April 30, 1996, the Registrant acquired American West Trading Company (American West) which manufactures western boots, work boots, military dress oxfords, and military safety boots.

Whenever the Government determines a need for producing combat boots because of the number of new recruits entering the services, and the need to replenish its inventory to replace worn out boots, the Government solicits contracts from U.S. boot manufacturers. The solicitation process typically includes the evaluation by the Government of written technical and cost proposals. The Government awards contracts on negotiated per pair contract prices based on estimated allowable costs as projected for the subsequent fiscal year plus a reasonable profit margin. This profit margin is subject to the Government's determination that the prices are "fair" and "reasonable." All recent Government contracts for military boots have been awarded to four manufacturers, of which the Registrant is one. The Registrant is currently in the second year of the most recent contract awarded by the Government in April 1997 (the Contract). The Contract provides for a base year and four one year extensions which may be exercised by the Government at its sole discretion for the purchase of additional option quantities of military combat boots. The current option period will expire in April 1999. There can be no assurances that the Government will exercise the subsequent renewal options under the Contract or that the Registrant would be successful in any solicitation of another contract with the Government upon termination of the current Contract.

No one company dominates the Government military boot industry. Price, quality, manufacturing efficiency, and delivery are the areas emphasized by the Registrant to strengthen its competitive position. The Registrant also sells boots to civilian and other military customers including other countries. Military boot sales to the U.S. Government were $9.1 million, $11.5 million, and $12.8 million, for fiscal 1998, 1997, and 1996, respectively, under the current and predecessor contracts.

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

American West designs, manufactures, sells, and distributes western and work boots for men and women who wear boots for work and everyday activities, including casual wear. American West markets and sells its boots nationwide to major retail discount stores, regional specialty chain stores and major western boot distributors. The boots are marketed primarily under the retailer's private label with a smaller proportion of sales under the "American West Trading Company" brand.

In addition to the western and work boot product lines, American West began producing two new styles of military footwear (military dress oxfords and military safety shoes) in fiscal 1997. Net revenues from military sales from American West amounted to approximately $3.1 million and $750,000 in fiscal 1998 and 1997, respectively, and are in addition to military combat boot sales under the Contract described above.

During fiscal 1997, American West consolidated its manufacturing operation by combining all manufacturing operations at the Waverly facility. The Dresden location continues to provide storage, warehouse and shipping functions. The "upper" parts of boots produced at American West are constructed from leather and/or synthetic material and the sole and heels consist of either leather, rubber and rubber-plastic blended material. All raw materials necessary for manufacturing the boots are readily available from several suppliers, both domestic and abroad.

The western and work boot markets are highly competitive and dominated by approximately six to eight major companies. Texas/Larado and Hats/ACME Boot Company are the market leaders of the western and work boot market. The Registrant is not aware of any reliable statistics that would enable it to determine its relevant position within the industry; however, it believes it has established a solid position in the market for lower and middle ranged priced boots where competition is principally based on price and product quality.

American West coordinates its manufacturing and inventory according to the seasonality of its business which tends to have higher sales occurring generally in the fall and winter months. American West contributed $10.9 million and $12.9 million, or 18% and 22%, in consolidated net revenues for fiscal 1998 and 1997, respectively. During the three months following the acquisition of American West in fiscal 1996, American West contributed $4.2 million or 9% of the Registrant's consolidated net revenues in fiscal 1996. Prior to its acquisition, American West had sales of $18.7 million for its fiscal year ending December 31, 1995. Sales to Walmart were $3.4 million and $4.1 million for fiscal 1998 and 1997, respectively.

The Registrant's backlog of firm orders for military combat boots and shoes at August 1, 1998 and August 2, 1997 totaled approximately $5,000,000 (all of which is expected to be filled during the current fiscal year) and $7,700,000, respectively. The backlog of firm orders for western and work boots at August 1, 1998 totaled approximately $181,000 (all of which is expected to be filled during the current year).

Net revenues derived from this segment in fiscal 1998, 1997, and 1996 were 37%, 43%, and 36%, respectively, of the Registrant's consolidated net revenues.

OFFICE PRODUCTS AND PRINTING BUSINESS

McRae Graphics, Inc. (Graphics), a wholly owned subsidiary, is a non-exclusive distributor of Toshiba photocopier and facsimile machines in North Carolina and parts of Virginia and South Carolina. Graphics operates eight district sales offices throughout the state of North Carolina. Graphics is also the sole distributor in North Carolina of RISO digital/duplicators. Machines, components, and certain supplies sold by Graphics during fiscal 1998 are generally available only from Toshiba and RISO.

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

Net revenues derived from this segment during fiscal 1998, 1997, and 1996 were 35%, 29%, and 30%, respectively, of the Registrant's consolidated net revenues. There was no significant backlog of firm orders for this segment at August 1, 1998.

OTHER BUSINESSES

The Registrant's Financing and Leasing Division manages the Registrant's short term investments and marketable securities. This division is also engaged in equipment leasing and the financing of receivables for other businesses and individuals.

The Registrant discontinued its direct operation in the food and lodging industry during fiscal 1997 by leasing the 24 room motel and adjacent 200 seat family style restaurant in Troy, North Carolina to independent third parties. In July 1998, the Registrant agreed to cancel the lease with the restaurant tenant and is currently interviewing for a replacement tenant.

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

EMPLOYMENT

As of August 1, 1998, the Registrant employed approximately 491 persons in all divisions and subsidiaries. None of the Registrant's employees are represented by collective bargaining or a labor union. The Registrant considers its relationship with its employees to be good.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

Financial information for the past three fiscal years with respect to the Registrant's industry segments are incorporated herein by reference to note 16 to the consolidated financial statements included in this Report.

ITEM 2. PROPERTIES

The following table describes the location, principal use, and approximate size of the principal facilities of the Registrant and its subsidiaries, all of which are owned by the Registrant and/or its subsidiaries.

    LOCATION                      PRINCIPAL USE                            SIZE
    --------                      -------------                            ----
400 North Main Street         Corporate headquarters,                   71,000 square
Mt. Gilead, N.C.              manufacturing, and sales                  feet

Highway 109 North             Footwear manufacturing                    57,600 square
Mt. Gilead, N.C.                                                        feet

2500 Port Malabar Blvd.       Compsee sales office                      5,250 square
Palm Bay, Florida                                                       feet

Highway 109 North             Footwear warehouse                        3,500 square
Mt. Gilead, N.C.                                                        feet

Highway 109                   Printing warehouse                        11,200 square
Richmond County, N.C.                                                   feet

Highway  24-27                Footwear manufacturing and                35,000 square
Troy, N.C.                    warehousing                               feet

Highway 109 North             Footwear storage                          4,800 square
Mt. Gilead, N.C.                                                        feet

111 Main Street               Printing operation                        11,520 square
Mt. Gilead, N.C.                                                        feet

601 E. Railroad Street        Footwear manufacturing                    71,520 square
Waverly, TN                                                             feet

100 Hillcrest Street          Footwear storage and warehouse            76,720 square
Dresden, TN                                                             feet


In addition to these principal locations, the Registrant and its subsidiaries lease other offices throughout the United States. The Registrant also owned approximately 500 acres of undeveloped land on August 1, 1998 that is being held for investment purposes.

ITEM 3. LEGAL PROCEEDINGS

While the Registrant and its subsidiaries are engaged in litigation from time to time in the ordinary course of business incidental to their respective operations, management does not believe that any such litigation is likely to have a material adverse effect on the Registrant's consolidated financial position or operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS

Each of the Registrant's classes of Common Stock are traded on the American Stock Exchange (ticker symbol MRI-A and MRI-B). As of October 21, 1998, there were approximately 466 record holders of the Registrant's Class A Common Stock and approximately 413 record holders of the Class B Common Stock. High and low stock prices and dividends declared per share for the last two fiscal years were:


CLASS A COMMON STOCK:

                   FISCAL 1998                    FISCAL 1997
           --------------------------       -------------------------
                             CASH                             CASH
          SALES   PRICE    DIVIDENDS         SALES  PRICE   DIVIDENDS
QUARTER    HIGH    LOW     DECLARED          HIGH    LOW     DECLARED
-------    ----    ---     ---------        ------  -----   ---------
First     $10.25  $8.63    $.0900           $ 8.00  $7.38    $.0875
Second      9.38   7.56     .0900            10.13   8.00     .0900
Third       8.13   6.88     .0900             9.63   7.50     .0900
Fourth      8.25   6.69     .0900             9.13   7.38     .0900


CLASS B COMMON STOCK:

                           FISCAL 1998          FISCAL 1997
                           SALES    PRICE       SALES    PRICE
QUARTER                    HIGH      LOW        HIGH      LOW
-------                    ------   -----       ------   ------
First                      $10.00   $8.50       $ 7.63   $7.00
Second                       9.13    7.63        10.13    8.25
Third                        7.75    7.50         9.25    7.50
Fourth                       7.75    7.25         8.75    7.13

The Registrant has no policy with respect to payment of dividends, but expects to continue paying regular cash dividends on its Class A Common Stock. Dividends paid on Class B Common Stock, if any, must also be paid on Class A Common Stock in an equal amount. No dividends were paid on Class B Common Stock during the prior three fiscal years. There can be no assurance as to future dividends on either class of Common Stock as the payment of any dividends is dependent on future actions of the Board of Directors, earnings, capital requirements, and financial condition of the Registrant.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following Selected Consolidated Financial Data of the Registrant presented below for each of the five years in the period indicated has been derived from the Registrant's audited and consolidated financial statements. The Registrant acquired the stock of American West Trading Company (American West) on April 30, 1996. The results of the Registrant include the results of American West as of April 30, 1996, the date of its acquisition. The Selected Consolidated Financial Data should be read in conjunction with the Consolidated Financial Statements and Notes thereto, "Management's Discussion and Analysis of Financial Conditions and Results of Operations", and the other financial data included elsewhere herein.


FISCAL YEAR ENDED             8-1-98         8-2-97         8-3-96         7-29-95        7-30-94
                           ------------    -----------    -----------    -----------    -----------

INCOME STATEMENT DATA:
Net revenues               $ 60,087,000    $58,480,000    $48,724,000    $40,624,000    $39,454,000

Net earnings                  2,265,000      2,339,000      2,282,000      2,184,000      2,633,000

Net earnings,
  per common share:                0.82           0.85           0.84           0.80           0.97
                           ------------    -----------    -----------    -----------    -----------

BALANCE SHEET DATA:

Total assets               $ 40,457,000    $39,725,000    $39,561,000    $29,583,000    $28,136,000

Long-term liabilities         5,594,000      5,854,000      6,285,000            -0-            -0-

Working capital              21,408,000     18,412,000     16,953,000     12,306,000     12,639,000

Shareholders' equity         27,784,000     26,174,000     24,364,000     22,669,000     21,101,000

Weighted average
 number of common
 shares outstanding(a)        2,768,499      2,761,825      2,731,334      2,731,210      2,729,710

Cash dividends
 declared per common
 share(b)                  $       0.36    $      0.36    $      0.35    $      0.35    $     0.345
                           ------------    -----------    -----------    -----------    -----------

(a) Includes both Class A and Class B Common Stock
(b) Dividends were paid only on Class A Common Stock

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DESCRIPTION OF BUSINESS SEGMENTS

The Company has four primary business units: the bar code unit operates under the name Compsee, Inc. (Compsee); the office products unit operates under the name McRae Graphics, Inc. (McRae Graphics); the footwear unit operates under the names McRae Footwear and American West Trading Company; and the commercial printing unit operates under the name Rae-Print, Inc. (Rae-Print). The Company also operates other smaller businesses.

A summary of the net revenues; gross profits; selling, general and administrative expenses; and operating profits of the major business units for fiscal years 1996 through 1998 is presented in the following chart. Certain reclassifications have been made to the prior year amounts to conform with the current year presentation.

                           FISCAL YEAR           PERCENT CHANGE          FISCAL YEAR
                      1998     1997    1996     OVER PRIOR PERIOD     1998   1997    1996
                     DOLLARS   (IN THOUSANDS)    1998       1997    PERCENT OF NET REVENUES
                    -------------------------   -----------------   --------------------------
NET REVENUES
 Bar Code           $17,084  $15,944  $15,994       7.2      (0.3)       28     27      33
 Office Products     18,051   14,857   12,802      21.5      16.1        30     25      26
 Footwear            22,032   25,379   17,490     (13.2)     45.1        37     43      36
 Printing             2,936    2,083    1,814      41.0      14.8         5      4       4
 Eliminations/other     (16)     217      624        NM        NM         0      1       1
                    -------------------------   -------    ------   --------------------------
 Consolidated       $60,087  $58,480  $48,724       2.7      20.0       100    100     100


GROSS PROFIT                                                        GROSS PROFIT PERCENTAGE
                                                                    --------------------------
 Bar Code           $ 6,254  $ 6,400  $ 6,383      (2.3)       .3        37     40      40
 Office Products      5,934    4,696    4,232      26.4      11.0        33     33      33
 Footwear             3,099    4,424    3,744     (30.0)     18.2        14     17      21
 Printing               305      217      186      40.5      16.7        10     10      10
 Eliminations/other     (92)    (126)    (291)       NM        NM
                    -------------------------   -------    ------   --------------------------
 Consolidated       $15,500  $15,611  $14,254       (.7)      9.5        26     27      29


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                        PERCENTAGE OF NET REVENUES
                                                                    --------------------------
 Bar Code           $ 5,324  $ 5,071  $ 5,436       5.0      (6.7)       31     32      34
 Office Products      4,394    4,288    4,637       2.5      (7.5)       24     31      36
 Footwear             1,904    2,202      986     (13.5)    123.3         9      9       6
 Printing               219      199      209      10.1      (4.8)        7     10      12
 Eliminations/other      41        6     (356)       NM        NM
                    -------------------------   -------    ------    -------------------------
 Consolidated       $11,882  $11,766  $10,912       1.0       7.8        20     21      22


OPERATING PROFIT                                                    PERCENTAGE OF NET REVENUES
                                                                    --------------------------
Bar Code           $   930   $ 1,329 $   947      (30.0)     40.3         5      8       6
 Office Products      1,540      408    (405)     277.5     200.7         9      3      (3)
 Footwear             1,195    2,222   2,758      (46.2)    (19.4)        5      9      16
 Printing                86       18     (23)     377.8     178.3         3      1      (1)
 Eliminations/other    (133)    (132)     65         NM        NM
                    ------------------------    -------    ------   --------------------------
 Consolidated       $ 3,618  $ 3,845 $ 3,342       (5.9)     15.1         6      7       7

CONSOLIDATED RESULTS OF OPERATIONS, FISCAL 1998 COMPARED TO FISCAL 1997

Consolidated net revenues for the Company reached $60.1 million, a 2.7% increase over the record net revenues recorded for fiscal 1997. The increase in net revenues was primarily attributable to the office products unit which contributed a $3.2 million increase over net revenues for fiscal 1997. The bar code and printing units contributed $1.1 million and $853,000, respectively, to the increase in consolidated net revenues for fiscal 1998. These increases were partially offset by the footwear unit, which posted a 13.2% decrease, or $3.3 million, in net revenues from fiscal 1997.

Gross profit for fiscal 1998 amounted to $15.5 million, down $111,000 from the amount reported in fiscal 1997. Gross profit as a percent of net revenues also declined from 27% to 26%. The bar code and footwear units were primarily responsible for the decline in gross profit with each unit reporting a 3% drop in gross profit percent from the level reported for fiscal 1997. The lower margins primarily resulted from competitive price pressures in the bar code unit and higher unit costs associated with reduced footwear production levels.

Selling, general and administrative (SG&A) expenses increased by $116,000, or 1%, over the 1997 percentage primarily due to increased expenditures for research and development, professional services, and employee benefits. The higher costs were partially offset by cost reductions in group health and life insurance, royalties, and bad debt write-offs.

Consolidated operating profit declined from $3.8 million in fiscal 1997 to $3.6 million in fiscal 1998 primarily due to lower operating profit from the bar code and footwear units which was partially offset by increases in operating profit in the office products and printing units. Total operating profit as a percentage of net revenues was 6% for fiscal 1998, a decline from 7% for fiscal 1997.

BAR CODE UNIT RESULTS OF OPERATIONS, FISCAL 1998 COMPARED TO FISCAL 1997

Compsee is a manufacturer and distributor of "hi-tech" bar code reading and printing devices and other peripheral equipment and supplies related to optical data collection. Compsee is a global company and continues to seek new markets throughout the United States and other parts of the world.

Net revenues for fiscal 1998 were $17.1 million, an increase of 7.2% over fiscal 1997, primarily as a result of the introduction in fiscal 1998 of a "system" sales strategy and an increased contribution by its portable manufactured products. Price pressures in the highly competitive bar code industry, however, continued to suppress gross profit margins which declined from 40% in fiscal 1997 to 37% for fiscal 1998. SG&A expenses in fiscal 1998 amounted to $5.3 million, a 5% increase over fiscal 1997 and was primarily attributable to increased research and development expenditures in fiscal 1998. As a percentage of net revenues, however, SG&A expenses decreased from the 32% in fiscal 1997 to 31% in fiscal 1998 primarily as a result of lower sales salaries and commissions, group life and health insurance costs, advertising and marketing expenses, and corporate allocations. Lower profit margins coupled with higher R&D expenditures resulted in a 30.0% decrease in operating profit for fiscal 1998.

OFFICE PRODUCTS UNIT RESULTS OF OPERATIONS, FISCAL 1998 COMPARED TO FISCAL 1997

McRae Graphics distributes Toshiba photocopiers, Toshiba facsimile machines, and RISO digital printing equipment throughout the state of North Carolina and parts of Virginia and South Carolina. McRae Graphics also provides service and supplies for these products.

Net revenues for the business unit reached $18.1 million, a 21.5% increase over the net revenues reported for fiscal 1997. The increase was primarily attributable to strong demand for office products and to continued placement of equipment in large county-wide educational systems. Gross profit as a percent of related net revenues for fiscal 1998 was 33%, consistent with the levels reported for the past two fiscal years. SG&A expenses increased slightly in fiscal 1998 as compared to fiscal 1997, but as a percentage of net revenues declined from 31% in fiscal 1997 to 24% in fiscal 1998 as higher sales salaries and commissions were partially offset by reduced expenditures for group life and health insurance, administrative salaries, telephone expenses, and corporate allocations. Operating profits reached $1.5 million in fiscal 1998, a 278% increase over operating profits for fiscal 1997.

FOOTWEAR UNIT RESULTS OF OPERATIONS, FISCAL 1998 COMPARED TO FISCAL 1997

The footwear business unit manufactures and distributes military combat boots, military dress shoes, military safety boots, western boots, and work boots. The military footwear is primarily for the U. S. Government while the western and work boot products are for dress and casual wear for men and women.

Net revenues for the footwear unit decreased from $25.4 million for fiscal 1997 to $22.0 million in fiscal 1998 primarily due to lower footwear requirements of the U.S. Government and to a soft western and work boot market. Gross profit as a percentage of related net revenues fell from 17% in fiscal 1997 to 14% in fiscal 1998 primarily as a result of higher unit costs of factory overhead associated with lower production levels. These higher unit costs were offset by reduced workforce levels in late fiscal 1997 and at various times during fiscal 1998. During fiscal 1998, the work force of the footwear unit was reduced by 104 full time employees. As of August 1, 1998, the unit employed 208 employees. SG&A expenses were down approximately $300,000 attributable to lower selling and administrative salaries, royalties, and bad debt expenses. Operating profits for this business unit were down approximately $1.0 million as compared to fiscal 1997.

The Company recently received notification from the Government that it intends to exercise its option to extend the Contract for a third year to cover the period from April 1999 to April 2000 which, at a minimum, is 24% higher than the amount awarded for the twelve months ending in April 1999. The Company is currently in the second year of the most recent contract awarded by the Government in April 1997 (the Contract). The Contract provides for a base year and four one-year extensions which may be exercised by the Government at its sole discretion for the purchase of additional optional quantities of military combat boots. The current option will expire in April 1999. There can be no assurances that the Government will exercise the subsequent renewal option under the Contract or that the Company would be successful in any solicitation of another contract with the Government upon termination of the current Contract.

OTHER BUSINESS UNIT RESULTS OF OPERATIONS, FISCAL 1998 COMPARED TO FISCAL 1997

Net revenues for the printing unit increased 41% compared to net revenues for fiscal 1997 as demand for printed material increased. Gross profit as a percent of related net revenues remained unchanged at 10%. SG&A expenses as a percent of net revenues continued to decline from 10% in fiscal 1997 to 7% in fiscal 1998. Higher net revenues and lower SG&A expenditures resulted in a 378% increase in operating profit for the current fiscal year compared to fiscal 1997.

CONSOLIDATED RESULTS OF OPERATIONS, FISCAL 1997 COMPARED TO FISCAL 1996

The Registrant's consolidated net revenues reached a record high of $58.5 million for fiscal 1997 as compared to $48.7 million for fiscal 1996. The 20.0% increase in net revenues for fiscal 1997 was largely attributable to the footwear unit which reported an increase in net revenues of 45% over results for fiscal 1996. The acquisition of American West, on April 30, 1996 contributed $12.9 million in net revenues for fiscal 1997, accounting for $8.7 million of the total increase, as compared to a three month contribution to net revenues of $4.2 million for fiscal 1996. The contribution from American West to the increase in the consolidated net revenues was slightly offset by a decline of $700,000 in the sales of military combat boots, a decrease of 6%, as a result of the completion of one military boot contract and the U. S. Government's delay in awarding a new military boot contract from December 1996 to April 1997. The office products and printing units contributed $2.1 million and $269,000, respectively, to the increase in consolidated net revenues while the bar code unit's net revenues remained relatively flat between fiscal 1996 and fiscal 1997.

Gross profit increased $1.6 million in fiscal 1997 primarily due to the increase in net revenues. Gross profit as a percentage of net revenues, however, declined from fiscal 1996 primarily as a result of the increasing contribution on a consolidated basis of the western and work boot product line which typically carries a smaller profit margin than the Registrant's other product lines. Profit margins in fiscal 1997 for the other business segments were consistent with profit margin levels for fiscal 1996.

Selling, general and administrative (SG&A) expenses on a consolidated basis continued to decline as a percentage of net revenues from 22% in fiscal 1996 to 21% in fiscal 1997. Each of the primary business units, except for the footwear segment, posted declines in total dollars spent on SG&A due to lower expenditures for employees benefits, administrative salaries, health care, and professional fees. SG&A expenses for the footwear unit increased $1.2 million over fiscal 1996 primarily as a result of the additional expenses associated with the western and work boot product line which was acquired in April 1996.

Total operating profit for fiscal 1997 increased 15.1% over the results posted for fiscal 1996 primarily due to increased operating profit from the bar code and office products units slightly offset by a decline in the footwear unit. Total operating profit for fiscal 1997 as a percentage of consolidated net revenues remained flat at 7% primarily due to an increase in revenue from lower margin products which was offset by cost containment and increased operating efficiencies.

BAR CODE UNIT RESULTS OF OPERATIONS, FISCAL 1997 COMPARED TO FISCAL 1996

Net revenues for fiscal 1997 were $15.9 million, down 0.3% compared to fiscal 1996, primarily due to increased competition from new entrants in the industry and related pricing pressures. The slight decline in net revenue was more than offset by effective cost containment and reduced SG&A expenses primarily due to lower telephone expense, professional fees, and corporate charges resulting in an increase of $382,000 in operating profit for the business unit.

OFFICE PRODUCTS UNIT RESULTS OF OPERATIONS, FISCAL 1997 COMPARED TO FISCAL 1996

Net revenues for the business unit climbed to a record level of $14.9 million for fiscal 1997, a 16% increase over the $12.8 million reported for fiscal 1996 due primarily to the placement of equipment in several county-wide educational systems. Gross profit grew to $4.9 million, an approximate 17% increase over the fiscal 1996 level of $4.2 million and remained flat as a percent of net revenues. SG&A expenses decreased in fiscal 1997 due primarily to lower administrative salaries, health care costs, and advertising expenditures. Increased revenues and reduced SG&A expenses resulted in increased operating profits of $408,000 in fiscal 1997 as compared to an operating loss of $405,000 in fiscal 1996.

FOOTWEAR UNIT RESULTS OF OPERATIONS, FISCAL 1997 COMPARED TO FISCAL 1996

The footwear business unit manufactures and distributes military combat boots and western and work boots. In response to a decline in military boot orders by the Defense Department, this business began producing boots for other markets in fiscal 1995. Shipments on a 1993 U.S. Government contract were completed in December, 1996. A new U.S. Government contract covering a five year period was awarded to the Company on April 15, 1997. The Contract provides for an initial one year term with four one year renewal periods which may be exercised at the sole discretion of the Government. The western and work boot product line was added with the acquisition of American West in April 1996. American West is a manufacturer of high quality, low cost western and work boots for dress and casual wear for men, women, and children. During fiscal 1997, American West also produced military boots.

Net revenues for the footwear segment increased $7.9 million, up 45% from fiscal 1996. The western and work boot product line contributed 51% of the unit's total net revenues for fiscal 1997 as compared to 24% in fiscal 1996 due to the inclusion of the product line for a full, twelve months of operations in the current fiscal year versus three months for the previous fiscal year. Gross profit as a percentage of net revenues decreased due to the increasing proportion of the lower margin western and work boot product line to the total product mix of the footwear segment. SG&A expense increased primarily due to the inclusion of the western and work boot product line for an entire year in fiscal 1997 and the consolidation of the manufacturing of this product line as described below. Operating profit decreased due to lower margins and higher support costs associated with the western and work boot product line and the decrease in net revenues from the sales of military combat boots. In an effort to bolster future operating profit from this business unit, American West consolidated its manufacturing at the Waverly, Tennessee plant. The Dresden facility continues to provide storage, warehousing, and distribution support. The Registrant expects this consolidation to lower manufacturing and overhead costs through greater production efficiencies and economies of scale; however, there can be no assurances that such costs will be lowered. As a result of the consolidation, employment during fiscal 1997 decreased by approximately 100 employees.

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


FINANCIAL CONDITION

The Registrant continued to have a strong financial position at August 1, 1998. Working capital increased from $18.4 million at the end of fiscal 1997 to $21.4 million at fiscal 1998 year end.

Operating activities provided positive cash flow of approximately $1.6 million. Earnings from operations, adjusted for depreciation and amortization, contributed a $3.8 million in positive cash flow. The increase in cash flow was partially offset by an increase in accounts receivable of approximately $2.8 million primarily attributable to billing and collection timing differences related to the fourth quarters of fiscal 1998 and fiscal 1997. Inventory levels for fiscal 1998 fell by approximately $450,000 as the market for footwear products military combat boots and western and work boots - continued to decline. Increases in accounts payable and income taxes accounted for an increase in cash of approximately $500,000 as payment of normal trade accounts and fourth quarter income taxes were made after year end.

The Registrant made capital expenditures for fiscal 1998 of $1.7 million primarily for the acquisition of rental machines for the office products unit, a new corporate telephone system, and various office and manufacturing equipment. Payments from related parties amounted to approximately $2.0 million with almost $1.6 million coming from the estate of the former president to settle amounts due the Registrant attributable to the automobile dealership. Net collections on long term receivables produced positive cash flow of almost $400,000 as the Registrant's financing and leasing unit discontinued financing vehicles for the automobile dealership. The Registrant used $220,000 of cash to increase its ownership in the bar code unit from 92% to 94% and $213,000 for investments in land and split dollar life insurance polices.

The Registrant's primary sources of liquidity at August 1, 1998, in addition to continuing profitable operations, consisted of cash, cash equivalents, and short term investments totaling approximately $5.8 million and $2.75 million in two lines of credit, all of which was available at year end. It is management's opinion that the cash on hand, cash generated from operations, and the current credit facilities will be sufficient to meet the Registrant's capital requirements for fiscal 1999.

ENVIRONMENTAL MATTERS AND INFLATION

The Registrant is subject to various laws and regulations concerning environmental matters and employee safety and health. The Registrant has been able to comply with such laws and regulations with no material adverse effect on its business. In the opinion of management, the Registrant is not in violation of any environmental laws or regulations that would have a material adverse effect on the financial condition of the Registrant.

The Registrant does not believe inflation has had a material impact on sales or operating results for the periods covered in this discussion.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1997, Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" was issued. SFAS No. 128 requires disclosures of "basic" and "diluted" earnings per share where potential common stock may be issued in the future. SFAS No. 128 is effective for the Registrant for periods ending after December 15, 1997. Since the Registrant has no diluted instruments, only basic earnings per share information is disclosed.

Also in February 1997, SFAS No. 129, "Disclosures of Capital Structure", was issued. SFAS No. 129 requires information about capital structure to be disclosed in three separate categories information about securities, liquidation preference of preferred stock, and redeemable stock. SFAS No. 129 is effective for the Registrant's fiscal periods ending after December 15, 1997. The Registrant is in compliance with this reporting requirement.

In June 1997, Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income", was issued. SFAS No. 130 requires disclosures of comprehensive income (which is defined as "the change in equity during a period excluding changes resulting from investments by stockholders and distributions to stockholders") and its components. SFAS No. 130 will be effective for the Registrant beginning with the fiscal year ending July 31, 1999, and requires reclassification of comparative years. Comprehensive income would not be significantly different from net income during the three years ended August 1, 1998.

Also in June 1997, SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", was issued. SFAS No. 131 redefines how operating segments are determined and requires disclosures of certain financial and descriptive information about a company's operating segments. SFAS No. 131 will be effective for the Registrant for the fiscal year ending July 31, 1999. Management is evaluating the effect of SFAS No. 131 on the Registrant's future disclosures.

YEAR 2000 ISSUES

Many computers and software programs were designed to accommodate only two-digit date fields to represent a given year (e.g. "98" represents 1998). It is possible that such systems will not be able to accurately process data containing information related to the calendar year 2000 or later. The "year 2000 issue" has the potential to affect the Registrant through the failure to process business transactions both at the Registrant and between the Registrant and its business partners. In addition, claims to cover costs associated with the issue may be asserted against insurance contracts in which the Registrant participates.

In April 1998, the Registrant designated "a year 2000 team" consisting of the chief executive officer, the principal financial and accounting officer and the manager of information systems. A Year 2000 (Y2K) Plan was developed, communicated to the board of directors and senior management, and implemented. The Y2K plan is designed to (i) assess compliance of internally used computer hardware and software programs; (ii) determine compliance issues with infra-structure systems such as telephone systems, production line equipment, shipping systems, and facility heating and air conditioning equipment; (iii) conduct Y2K compliance surveys with mission critical business partners to include major customers and suppliers of goods and services; (iv) implement appropriate testing procedures to measure actual compliance; and (v) develop and institute contingency plans to mitigate any unforeseen Y2K issues.

The Registrant has reviewed virtually all of its internally used computer hardware and software for year 2000 compliance. Non-compliant hardware has either been replaced, scheduled for replacement, or placed in non-mission critical functions. The critical computerized business systems utilized by the Registrant are primarily based on software products licensed from third parties that specialize in software development. These software vendors indicate that their products will be made compliant on a timely basis. In addition to purchased software, there are some program applications that have been developed internally. These programs are being assessed and those deemed to be critical to the business will be modified or replaced.

While the Registrant believes that its computer hardware, licensed software, and internally generated software critical to its business will be compliant on a timely basis, there can be no assurance that every such product will be compliant on a timely basis and there can be no assurance that there will be no material disruption to the Registrant's business if such products are not compliant. The Registrant believes that the actual expenses involved in making the internal processing system year 2000 compliant will not be material when completed.

The Registrant is in the process of surveying its mission critical business partners who provide goods and services. As a result, a thorough assessment of any significant barriers to year 2000 compliance has not been completed. Final assessment and development of any related contingency plans to prevent a material disruption in the Registrant's business is scheduled for completion by December 31, 1998. The costs associated with this phase of the plan are being expensed as incurred and are not expected to be material. Because the Registrant relies on the business activities of its many business partners to be year 2000 compliant, there can be no assurance that there will not be a material disruption to the Registrant's business or an increase in the cost of doing business.

The Registrant expects to utilize calendar 1999 to continue its evaluation efforts regarding all phases of year 2000 compliance. Pertinent contingency plans will be developed based on substantive determination that year 2000 non-compliance situations exist which could be disruptive and costly to the Registrant's business activities in the year 2000 and beyond.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report includes certain forward-looking statements as such term is defined in Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements involve certain risks and uncertainties, including but not limited to acquisitions, additional financing requirements, development of new products and services, the effect of competitive products and pricing, risks unique to selling goods to the Government (including termination of the Contract), and the effect of general economic conditions, that could cause actual results to differ materially from those in such forward-looking statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents are filed as part of this report:

                                                                                 PAGE
                                                                                 ----
1.   INDEPENDENT AUDITOR'S REPORT                                                   18

2.   MCRAE INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED FINANCIAL
     STATEMENTS:

     Consolidated Balance Sheets as of August 1, 1998 and August 2, 1997         19-20

     Consolidated Statements of Operations for the Years Ended August 1, 1998,
     August 2, 1997, and August 3, 1996                                             21

     Consolidated Statements of Shareholders' Equity for the Years Ended
     August 1, 1998, August 2, 1997, and August 3, 1996                             22

     Consolidated Statements of Cash Flows for the Years Ended August 1, 1998,
     August 2, 1997, and August 3, 1996                                             23

     Notes to Consolidated Financial Statements                                  24-36

3.   FINANCIAL STATEMENT SCHEDULE:

     Schedule II                                                                    37

Schedules other than those listed above have been omitted because they are not applicable or the required information is shown in the financial statements of the notes thereto.

                  GLEIBERMAN SPEARS SHEPHERD & MENAKER, P. A.


                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
and Shareholders of
McRae Industries, Inc.
Mount Gilead, North Carolina


We have audited the accompanying consolidated balance sheets of McRae Industries, Inc. and subsidiaries as of August 1, 1998, and August 2, 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended August 1, 1998, and the financial statement schedule listed under Item 8. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of McRae Industries, Inc. and subsidiaries as of August 1, 1998, and August 2, 1997, and the results of their operations and their cash flows for each of the three years in the period ended August 1, 1998, in conformity with generally accepted accounting principles. Further, in our opinion, the financial statement schedule referred to above presents fairly, in all material respects, the information stated therein, when considered in relation to the financial statements taken as a whole.


/s/ Gleiberman Spears Shepherd & Menaker, P.A.

October 5, 1998

                         NationsBank Plaza, Suite 2500
                        Charlotte, North Carolina 28280
                  Telephone 704-377-0220 Telefax 704-377-7612
                          Certified Public Accountants

CONSOLIDATED BALANCE SHEETS
MCRAE INDUSTRIES, INC. AND SUBSIDIARIES

                                                             AUGUST 1,    AUGUST 2,
                                                               1998         1997
                                                           -----------  ------------
ASSETS

Current assets:

     Cash and cash equivalents                             $ 5,766,000  $ 5,473,000

     Marketable securities (Note 3)                             63,000       64,000

     Accounts receivable, less allowances for
      doubtful accounts of $567,000 and
      $606,000, respectively (Note 7)                        9,108,000    6,306,000

     Notes receivable, current portion
      Employees                                                 96,000      129,000
      Other                                                    264,000      275,000

     Inventories (Notes 4 and 7)                            11,468,000   11,924,000

     Net investment in capitalized leases,
      current portion (Note 5)                                 786,000      866,000

     Prepaid expenses and other current assets                 242,000      203,000
                                                           -----------  -----------

           Total current assets                             27,793,000   25,240,000

Property, plant and equipment, net (Notes 6 and 7)           6,360,000    6,409,000

Other assets:

     Notes and accounts receivable, related
      entities (Notes 12 and 13)                               965,000    2,676,000

     Net investment in capitalized leases,
      net of current portion (Note 5)                        1,939,000    1,808,000

     Notes receivable, net of current portion
      Employees                                                249,000      318,000
      Other                                                    749,000    1,045,000

     Real estate held for investment                           494,000      486,000

     Goodwill (Note 2)                                         589,000      629,000

     Other                                                   1,319,000    1,114,000
                                                           -----------  -----------

                  Total other assets                         6,304,000    8,076,000
                                                           -----------  -----------

                           Total assets                    $40,457,000  $39,725,000
                                                           -----------  -----------



                 See notes to consolidated financial statements

CONSOLIDATED BALANCE SHEETS
MCRAE INDUSTRIES, INC. AND SUBSIDIARIES

                                                               AUGUST 1,     AUGUST 2,
                                                                 1998          1997
                                                              -----------  -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

    Line of credit (Note 7)                                                $   798,000

    Current portion of notes payable, banks (Note 7)          $   271,000      314,000
    Accounts payable                                            2,024,000    1,802,000

    Accrued employee benefits (Note 8)                            550,000      601,000

    Deferred revenues                                           1,536,000    1,517,000

    Accrued payroll and payroll taxes                             561,000      642,000

    Income taxes (Note 9)                                         821,000      532,000

    Other                                                         622,000      622,000
                                                              -----------  -----------

             Total current liabilities                          6,385,000    6,828,000

Notes payable, banks, net of current portion (Note 7)           5,594,000    5,854,000

Minority interest (Note 10)                                       694,000      869,000

Commitments and contingencies (Note 10)

Shareholders' equity: (Note 11)
 Common stock:
      Class A, $1 par value; authorized
      5,000,000 shares; issued and outstanding,
      1,819,728 and 1,816,332 shares, respectively              1,820,000    1,817,000

      Class B, $1 par value; authorized
      2,500,000 shares; issued and outstanding,
      948,771 and  952,167 shares, respectively                   949,000      952,000

 Additional paid-in capital                                       791,000      791,000

 Retained earnings                                             24,224,000   22,614,000
                                                              -----------  -----------

         Total shareholders' equity                            27,784,000   26,174,000
                                                              -----------  -----------

             Total liabilities and shareholders' equity       $40,457,000  $39,725,000
                                                              -----------  -----------



                 See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS
MCRAE INDUSTRIES, INC. AND SUBSIDIARIES


FOR THE YEARS ENDED                      AUGUST 1,           AUGUST 2,          AUGUST 3,
                                           1998                1997               1996
                                       ------------        ------------       ------------
Net revenues                           $ 60,087,000        $ 58,480,000       $ 48,724,000

Cost of revenues                         44,587,000          42,869,000         34,470,000

Gross profit                             15,500,000          15,611,000         14,254,000

Selling, general and
 administrative expenses                 11,882,000          11,766,000         10,912,000

Earnings from operations                  3,618,000           3,845,000          3,342,000

Other income, net                           759,000             514,000            503,000

Interest expense (Note 7)                  (513,000)           (500,000)          (133,000)

Earnings before income
 taxes and minority interest              3,864,000           3,859,000          3,712,000

Provision for income taxes (Note 9)       1,554,000           1,448,000          1,369,000

Minority shareholder's interest
 in earnings of subsidiary (Note 10)         45,000              72,000             61,000
                                       ------------        ------------       ------------

Net earnings                           $  2,265,000        $  2,339,000       $  2,282,000
                                       ------------        ------------       ------------

Net earnings per common share          $       0.82        $       0.85       $       0.84

Weighted average number of
 common shares outstanding                2,768,499           2,761,825          2,731,334
                                       ------------        ------------       ------------



                 See notes to consolidated financial statements

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    MCRAE INDUSTRIES, INC. AND SUBSIDIARIES

                                      COMMON STOCK, $1 PAR VALUE
                                             CLASS A                  CLASS B            ADDITIONAL         RETAINED
                                       SHARES         AMOUNT      SHARES     AMOUNT    PAID-IN CAPITAL      EARNINGS
                                    -----------------------------------------------------------------------------------
BALANCE, JULY 29, 1995                1,778,573     1,778,000    952,637    953,000       676,000            19,262,000

Shares issued                             8,289         8,000                              29,000

Conversion of Class B to
 Class A stock                            1,424         2,000     (1,424)    (2,000)

Cash dividend ($.35 per
 Class A common stock)                                                                                         (624,000)

Net earnings                                                                                                  2,282,000
                                    -----------------------------------------------------------------------------------
BALANCE, AUGUST 3, 1996               1,788,286     1,788,000    951,213    951,000       705,000            20,920,000

Shares issued                            14,500        15,000     14,500     15,000        86,000

Conversion of Class B to                 13,546        14,000    (13,546)   (14,000)
 Class A stock

Cash dividend ($.36 per
 Class A common stock)                                                                                         (645,000)

Net earnings                                                                                                  2,339,000
                                    -----------------------------------------------------------------------------------
BALANCE, AUGUST 2, 1997               1,816,332    $1,817,000    952,167   $952,000      $791,000           $22,614,000

Conversion of Class B to
 Class A stock                            3,396         3,000     (3,396)    (3,000)

Cash dividend ($.36 per
 Class A common stock)                                                                                         (655,000)

Net earnings                                                                                                  2,265,000
                                    -----------------------------------------------------------------------------------
BALANCE, AUGUST 1, 1998               1,819,728    $1,820,000    948,771   $949,000      $791,000           $24,224,000
                                    -----------------------------------------------------------------------------------


                 See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
MCRAE INDUSTRIES, INC. AND SUBSIDIARIES


FOR THE YEARS ENDED                                               AUGUST 1,        AUGUST 2,            AUGUST 3,
                                                                    1998             1997                 1996
                                                                 -----------      -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                     $ 2,265,000      $ 2,339,000          $ 2,282,000
Adjustments to reconcile net earnings
  to net cash provided by operating activities:
  Depreciation and amortization                                    1,529,000        1,610,000            1,072,000
  Equity in net (income) loss of investee                           (101,000)         (81,000)              16,000
  Minority shareholder's interest in earnings
   of subsidiary                                                      45,000           72,000               61,000
  Gain on sale of assets                                             (75,000)         (57,000)            (171,000)
  Gain on realization of officer life insurance                     (174,000)
  Changes in operating assets and liabilities,
   net of effects from purchase of subsidiaries:
  Accounts receivable                                             (2,802,000)       3,896,000           (3,389,000)
  Inventories                                                        456,000          716,000             (950,000)
  Net investment in capitalized leases                               (51,000)          90,000             (131,000)
  Prepaid expenses and other current assets                          (39,000)           7,000              142,000
  Accounts payable                                                   222,000       (1,095,000)            (134,000)
  Accrued employee benefits                                          (51,000)        (245,000)            (455,000)
  Deferred revenues                                                   19,000           63,000              119,000
  Accrued payroll and payroll taxes                                  (81,000)         (90,000)              40,000
  Income taxes                                                       289,000         (227,000)             406,000
  Other                                                                                42,000              121,000
                                                                 -----------      -----------          -----------
NET CASH PROVIDED BY (USED IN)OPERATING ACTIVITIES                 1,625,000        6,866,000             (971,000)
CASH FLOWS FROM INVESTING ACTIVITIES:                            -----------      -----------          -----------

Purchase of subsidiaries, net of cash acquired                      (614,000)
Proceeds from sale of property                                       295,000          475,000                9,000
Purchases of short term investments                                  (71,000)
Proceeds from sale of short term investments                           1,000            1,000            3,414,000
Proceeds from officers life insurance                                329,000
Purchase of other assets                                            (213,000)        (220,000)            (340,000)
Purchase of minority interest                                       (220,000)        (184,000)
Capital expenditures                                              (1,660,000)      (1,217,000)          (1,487,000)
Advances to related parties                                         (182,000)        (316,000)            (513,000)
Collections from related parties                                   1,994,000           80,000              422,000
Advances on notes receivable                                        (961,000)      (1,526,000)            (614,000)
Collections on notes receivable                                    1,370,000        1,115,000              565,000
                                                                 -----------      -----------          -----------
 NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                 424,000       (1,279,000)             587,000
                                                                 -----------      -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing of long-term debt and notes payable                      5,389,000
Net borrowings(payments) on lines of credit                         (798,000)         398,000              400,000
Principal repayments of long-term debt                              (303,000)        (506,000)          (4,865,000)
Proceeds from exercise of stock options and
 issuance of common stock                                             58,000           37,000
Dividends paid                                                      (655,000)        (645,000)            (624,000)
                                                                 -----------      -----------          -----------
 NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES              (1,756,000)        (695,000)             337,000
                                                                 -----------      -----------          -----------
NET INCREASE (DECREASE) IN CASH EQUIVALENTS                          293,000        4,892,000              (47,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                     5,473,000          581,000              628,000
CASH AND CASH EQUIVALENTS AT END OF YEAR                         $ 5,766,000      $ 5,473,000          $   581,000
                                                                 -----------      -----------          -----------


                 See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MCRAE INDUSTRIES, INC. AND SUBSIDIARIES

For the Years Ended August 1, 1998, August 2, 1997, and August 3, 1996


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

INVENTORIES

Inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method for military boots and photocopier inventories and using the first-in, first-out (FIFO) method for all other inventories.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Depreciation and amortization are provided on the straight-line method for financial reporting purposes and by accelerated methods for income tax purposes.

REVENUE RECOGNITION

Service maintenance agreements are sold for certain products. Revenues related to these agreements are deferred and recognized over the term of the related agreements.

Sales under long-term government contracts are recognized as revenues when the deliveries are made. Certain orders under the current Government contract awarded in April 1997 require the Company to manufacture and store the goods for the Government. The Company has also recorded receivables of $367,000 at August 2, 1997, under the Government contract's economic price adjustment clause for increases in leather prices.

All other sales of the Company are recognized as revenues when goods are shipped by the Company.

GOODWILL

Goodwill represents the excess of the purchase prices over the fair value of the net assets acquired in business combinations in prior years and is being amortized by the straight-line method over periods ranging up to 20 years. On a periodic basis, the Company estimates the future undiscounted cash flow of the businesses to which goodwill relates to assess that the carrying value of such goodwill has not been impaired.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1997, Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" was issued. SFAS No. 128 requires disclosures of "basic" and "diluted" earnings per share where potential common stock may be issued in the future. SFAS No. 128 is effective for the Company for periods ending after December 15, 1997. Since the Registrant has no diluted instruments, only basic earnings per share information is disclosed.

Also in February 1997, SFAS No. 129, "Disclosures of Capital Structure", was issued. SFAS No. 129 requires information about capital structure to be disclosed in three separate categories information about securities, liquidation preference of preferred stock, and redeemable stock. SFAS No. 129 is effective for the Company's fiscal periods ending after December 15, 1997. The Registrant is in compliance with this reporting requirement.

In June 1997, Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income", was issued. SFAS No. 130 requires disclosures of comprehensive income (which is defined as "the change in equity during a period excluding changes resulting from investments by stockholders and distributions to stockholders") and its components. SFAS No. 130 will be effective for the Company beginning with the fiscal year ending July 31, 1999, and requires reclassification of comparative years. Comprehensive income would not be significantly different from net income during the three years ended August 1, 1998.

Also in June 1997, SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", was issued. SFAS No. 131 redefines how operating segments are determined and requires disclosures of certain financial and descriptive information about a company's operating segments. SFAS No. 131 will be effective for the Registrant for the fiscal year ending July 31, 1999. Management is evaluating the effect of SFAS No. 131 on the Company's future disclosures.

RESEARCH AND DEVELOPMENT

Research and development costs related to future products are expensed in the year incurred. Research and development expense for fiscal 1998, 1997, and 1996 were $572,000, $256,000, and $277,000, respectively.

ADVERTISING

The Company expenses advertising costs when incurred. Advertising expense amounted to $278,000, $218,000, and $222,000 for fiscal 1998, 1997, and 1996, respectively.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior years' financial statements and notes thereto to conform with the current year presentation.


2. ACQUISITIONS


On April 30, 1996, the Company purchased all of the outstanding common stock of American West Trading Company (American West). American West is a manufacturer and distributor of western and work boots. American West sells its boots nationwide to major retail and specialty chain stores.

The Company purchased 4,000,000 shares of American West Common Stock for $490,000 in cash and notes and $60,000 of the Company's Class A Common Stock. The purchase price approximated the fair values of the net assets acquired. In addition, a deferred earn-out amount will be paid subject to certain conditions being met over a sixty month period. The acquisition has been accounted for as a purchase; operations of the Company acquired have been included in the accompanying consolidated financial statements from the respective date of acquisition.

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

                                                (UNAUDITED)
                                       PROFORMA RESULTS OF OPERATIONS
                                                YEAR  ENDED

                                              AUGUST 3, 1996
                                              --------------
Net Revenues                                  $   61,421,000

Net Earnings                                  $    2,291,000

Net Earnings per Share                        $         0.84

3. MARKETABLE SECURITIES


The following is a summary of the estimated fair market value of available for sale securities:

                                            1998                1997
                                          --------           --------
Municipal Bonds                           $ 55,000           $ 55,000
Common Stocks                                8,000              9,000
                                          --------           --------
                                          $ 63,000           $ 64,000
                                          --------           --------

Expected maturities may differ from contractual maturities of the municipal bonds because the issuers of the securities may have the right to prepay obligations without prepayment penalties. There were no significant unrealized gains and losses at August 1, 1998 or August 2, 1997 and, as such, were not recorded.


4. INVENTORIES

Current costs exceed the LIFO value of inventories by approximately $789,000 and $978,000 at August 1, 1998 and August 2, 1997, respectively. Year-end inventories valued under the LIFO method were $5,251,000 and $5,015,000 at August 1, 1998 and August 2, 1997, respectively. During fiscal year 1998, LIFO inventory quantities were reduced resulting in a partial liquidation of the LIFO bases, the effect of which increased net earnings by $115,000. The components of inventory at each year end are as follows:

                                              1998            1997
                                          ------------   ------------
Raw materials                             $  2,366,000   $  2,314,000
Work-in-process                                413,000        771,000
Finished goods                               8,689,000      8,839,000
                                          ------------   ------------


                                          $ 11,468,000   $ 11,924,000
                                          ------------   ------------



5. LEASES

The Company leases photocopier products under sales-type leases. The Company's net investment in these leases is as follows:

                                                        1998           1997
                                                   ------------   -----------
Minimum lease payments receivable                  $  3,197,000   $ 3,030,000
Estimated unguaranteed residual values                  219,000       251,000
Unearned income                                        (540,000)     (491,000)
Allowance for doubtful accounts                        (151,000)     (116,000)
                                                   ------------   -----------
Net investment                                        2,725,000     2,674,000

Less: Current portion                                   786,000       866,000
                                                   ------------   -----------
                                                   $  1,939,000   $ 1,808,000
                                                   ------------   -----------

The scheduled maturities for the above minimum lease payments receivable at August 1, 1998 are as follows:

FISCAL YEAR ENDING
1999                                                                                                $ 1,113,000
2000                                                                                                    845,000
2001                                                                                                    601,000
2002                                                                                                    405,000
2003 and thereafter                                                                                     233,000
                                                                                                    -----------
Total minimum lease payments receivable                                                             $ 3,197,000
                                                                                                    -----------


6. PROPERTY, PLANT AND EQUIPMENT

                                                                                               1998              1997
                                                                                           -----------     ------------
Land and improvements                                                                      $   740,000     $    737,000
Buildings                                                                                    4,231,000        4,181,000
Machinery and equipment                                                                      7,560,000        7,178,000
Furniture and fixtures                                                                       2,949,000        2,674,000
                                                                                           -----------     ------------
                                                                                            15,480,000       14,770,000
Less: Accumulated depreciation                                                               9,120,000        8,361,000
                                                                                           ------------    ------------
                                                                                           $ 6,360,000     $  6,409,000
                                                                                           ------------    ------------


7.  NOTES PAYABLE AND LINES OF CREDIT

NOTES PAYABLE:


                                                                                          AUGUST 1, 1998   AUGUST 2, 1997
                                                                                          --------------   --------------
Note payable, bank, due in monthly installments of $56,477 including interest at the prime rate less 0.5% through July, 2011. All of the inventory, accounts receivable and property, plant and equipment, which originally cost $8,991,000,
of the Company's American West subsidiary are pledged as collateral.                         $ 5,562,000       $5,784,000

Note payable, State of Tennessee, due March, 2013. Note is payable in 60 monthly installments of $1,930 including interest at 1.5%, then 60 monthly installments of $2,073 including interest at 2.5% and then 120 monthly installments of $2,175 including interest at 3.5%. Land, buildings and building improvements, which originally cost $847,000, of the Company's American West
subsidiary, are pledged as collateral.                                                           303,000          322,000

Other notes payable, repaid in April, 1998                                                                         62,000
                                                                                             -----------       ----------
                                                                                               5,865,000        6,168,000
Less current portion                                                                             271,000          314,000
                                                                                             -----------       ----------
                                                                                             $ 5,594,000       $5,854,000
                                                                                             -----------       ----------

ANNUAL MATURITIES OF LONG-TERM DEBT ARE AS FOLLOWS:

FISCAL YEAR ENDING:
1999                                                    $  271,000
2000                                                       267,000
2001                                                       302,000
2002                                                       326,000
2003                                                       351,000
thereafter                                               4,348,000
                                                        ----------
                                                        $5,865,000
                                                        ----------


LINES OF CREDIT:

The Company has a $1,000,000 revolving line of credit with a bank. Substantially all of the inventory, accounts receivable, and property, which originally cost $8,991,000, of the Company's American West subsidiary, are pledged as collateral. The Company had no outstanding borrowings under the line of credit as of August 1, 1998 and $798,000 at August 2, 1997. The line of credit provides for interest on outstanding balances to be payable monthly at the prime rate less 0.5%.

The Company has an additional $1,750,000 line of credit with a bank. This line is restricted to 100% of the outstanding accounts receivable due from the U. S. Government. There were no outstanding borrowings under this line of credit as of August 1, 1998 and August 2, 1997, respectively. The line of credit provides for interest on outstanding balances to be payable monthly at the prime rate less 0.5%.

Cash paid for interest during fiscal years 1998, 1997, and 1996 was approximately $513,000, $500,000, and $133,000, respectively.

8. EMPLOYEE BENEFIT PLANS

The Company's employee benefit program consists of an employee stock ownership plan, a 401-K retirement plan, a cash bonus program, incentive awards and other specified employee benefits as approved by the Board of Directors. At its sole discretion, the Board of Directors determines the amount and the timing of payment for benefits under these plans.

The Company had a noncontributory defined benefit pension plan covering substantially all employees. On September 30, 1992 the Board of Directors decided to terminate the defined benefit pension plan. The plan was settled and all participants were provided benefits as of August 3, 1996. The plan's actuarially determined liability as a result of the plan's termination was $173,000, which was included in accrued employee benefits as of August 3, 1996 and was paid during the year ended August 2, 1997. The defined benefit pension plan provided for benefits based on length of service from date of employment and the employee's average compensation. Plan assets were invested principally in collective funds consisting of short-term cash, fixed-income and equity investments.

The employee stock ownership plan (ESOP) covers substantially all employees. Its principal investments include shares of Class A and B Common Stock of the Company and collective funds consisting of short-term cash, fixed-income and equity investments.

In fiscal year 1997, the Company adopted a 401-K retirement plan which covers substantially all employees. Employees can contribute up to 15% of their salary. At its sole discretion, the Board of Directors determines the amount and timing of any Company matching contribution. The Company's contribution was $205,000 and $103,000 for the years ended August 1, 1998 and August 2, 1997, respectively.

Employee benefit program expense amounted to $491,000, $380,000, and $525,000 in 1998, 1997, and 1996, respectively. To the extent the amount of these benefits are not disbursed, the Board may, at its sole discretion, reduce any remaining accruals.

9. INCOME TAXES

Significant components of the provision for income taxes are as follows:

                                                 1998               1997               1996
                                                 ----               ----               ----
CURRENT EXPENSE (BENEFIT)

    Federal                                 $ 1,327,000         $ 1,221,000         $1,062,000
    State                                       302,000             276,000            276,000
                                            -----------         -----------         ----------
                                              1,629,000           1,497,000          1,338,000
                                            -----------         -----------         ----------

DEFERRED EXPENSE (BENEFIT)

    Federal                                     (64,000)            (42,000)            27,000
    State                                       (11,000)             (7,000)             4,000
                                            -----------         -----------         ----------
                                                (75,000)            (49,000)            31,000
                                            -----------         -----------         ----------
                                            $ 1,554,000         $ 1,448,000         $1,369,000
                                            -----------         -----------         ----------


The components of the provision for deferred income taxes are as follows:

                                                  1998                1997               1996
                                            -----------         -----------         ----------
Depreciation                                $   (64,000)        $   (86,000)        $  119,000
Leasing activities                               18,000             (14,000)            48,000
Accrued employee benefits                       (10,000)             39,000            207,000
Allowances for doubtful accounts                (71,000)            (55,000)           (95,000)
Inventory                                        42,000               9,000           (123,000)
Other                                            10,000              58,000           (125,000)
                                            -----------         -----------         ----------
 Deferred income taxes, expense
  (benefit)                                 $   (75,000)        $   (49,000)        $   31,000
                                            -----------         -----------         ----------

Deferred tax liabilities and assets at each year end are as follows:

DEFERRED TAX LIABILITIES:

                                         1998               1997
                                       --------           --------
  Depreciation                         $237,000           $301,000
  Leasing activities                    584,000            556,000
                                       --------           --------
   Total deferred tax liabilities       821,000            857,000
                                       --------           --------

DEFERRED TAX ASSETS:

  Accrued employee benefits             138,000            128,000
  Allowances for doubtful accounts      305,000            233,000
  Inventory                             113,000            156,000
                                       --------           --------
   Total deferred tax assets            556,000            517,000
                                       --------           --------

Net deferred tax liabilities           $265,000           $340,000
                                       --------           --------


The reconciliation of income tax computed at the U. S. federal statutory tax rate to actual income tax expense are (in thousands):

                                              1998               1997                 1996
                                          AMOUNT PERCENT     AMOUNT PERCENT     AMOUNT PERCENT
                                          ------ -------     ------ -------     ------ -------
Tax at U. S. statutory rate               $1,314    34.0%    $1,312    34.0%    $1,262    34.0%
State income taxes, net of
 federal tax benefit                         244     6.3        243     6.3        154     6.3
Other  -  net                                 (4)    (.1)      (107)   (2.8)       (47)   (3.4)
                                          --------------     --------------     --------------
                                          $1,554    40.2%    $1,448    37.5%    $1,369    36.9%
                                          --------------     --------------     --------------


Total income tax payments during fiscal years 1998, 1997 and 1996 were approximately $1,343,000, $1,643,000, and $958,000, respectively.

10. COMMITMENTS AND CONTINGENCIES

LEASE AGREEMENTS

The Company leases certain sales offices and equipment under non-cancelable operating leases. Rental expenses on all operating leases were $432,000, $519,000, and $343,000 for fiscal 1998, 1997, and 1996. The future minimum annual rental payments under non-cancelable operating leases are as follows:

Fiscal Year Ending
1999                                                                $237,000
2000                                                                 165,000
2001                                                                 128,000
2002                                                                 112,000
2003                                                                  37,000
                                                                    --------
                                                                    $679,000
                                                                    ========

MINORITY INTEREST

The Company has entered into a restrictive stock agreement with the minority shareholder of its majority owned subsidiary. Under the terms of the agreement, the Company has the right of first refusal to purchase at any time any shares representing the minority interest in the subsidiary at a defined book value of said shares. The minority shareholder has the right to sell twenty percent of his shares per year to the Company, at the defined book value of such shares, provided the minority shareholder remains employed by the subsidiary.

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

Concentrations of credit risk with respect to receivables and capitalized leases are limited due to the large number of entities comprising the Company's customer base and their dispersion across many different industries. The Company does not require collateral on trade accounts receivable. As of August 1, 1998, eleven customers accounted for 48% of accounts receivable and three customers accounted for 26% of net investment in capitalized leases.

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

The Company has a nonqualified stock option plan. Under the terms of the stock option plan, stock options to purchase Common Stock may be granted to selected key employees. The Company has reserved 120,000 shares of Class A and 120,000 shares of Class B Common Stock for the nonqualified stock option plan. Transactions involving the plan are summarized as follows:

NONQUALIFIED STOCK OPTION PLAN        1998             1997             1996
                                      CLASS            CLASS            CLASS
                                    A       B        A       B        A        B
                                    ------------------------------------------------
Outstanding and exercisable at
 beginning of year                  0       0      14,500   14,500   14,690   14,500
Exercised
($2.125 per share - Class A,
 $1.875 per share - Class B)        0       0     (14,500) (14,500)    (190)       0
                                  --------------------------------------------------

Outstanding and exercisable at
 end of year ($2.125 per share
 Class A, $1.875 per share -
 Class B)                           0       0           0        0   14,500   14,500
                                 ---------------------------------------------------


At August 1, 1998, 71,500 shares of Class A and 71,500 shares of Class B common stock were available for future grants under the nonqualified stock option plan.

12. RELATED PARTY TRANSACTIONS

Notes and accounts receivable from related entities that are included in the balance sheet are as follows:

                                                                            1998             1997
                                                                       ------------     ------------
Investments in and advances to investee (see Note 13)                  $   693,000      $    822,000

McRae Chevrolet-Buick, Inc., guaranteed by the estate of the former President of the Company, with interest
 at federal funds rate plus 2%.                                             15,000         1,225,000

Notes receivable, other, guaranteed
 by the estate of the former President of the Company                          -0-           272,000

Notes receivable from the estate of the former President of the
 Company, unsecured, with interest at federal funds
 rate plus 2%.                                                             257,000           357,000
                                                                       -----------      ------------
                                                                       $   965,000      $  2,676,000
                                                                       -----------      ------------

13. INVESTMENT IN INVESTEE

The Company has an investment in a real estate development company. The investee has been operating under Chapter X of the United States Bankruptcy Act since 1974, and the court has imposed certain restrictions under a Plan of Reorganization. The President of the Company is also the President of the Investee. The Company adjusts its investment in and advances to the investee by the equity method. Summarized financial data of the investee is as follows:

                                              1998            1997          1996
                                          ----------      ----------     ----------
BALANCE SHEET
    Assets                                $1,572,000      $1,679,000     $1,474,000
    Liabilities                            1,688,000       1,896,000      1,772,000
    Shareholders' deficiency                (116,000)       (217,000)      (298,000)

RESULTS OF OPERATIONS
    Revenues                              $  469,000      $  428,000     $  195,000
    Net income (loss)                        101,000          81,000        (16,000)


The following table summarizes the activity of the Company's investment in investee:

                                              1998            1997          1996
                                          ----------      ----------     ----------
Beginning investment                      $  822,000      $  631,000     $  600,000
Equity in income (loss)                      101,000          81,000        (16,000)
Additional investments (repayments)         (230,000)        110,000         47,000
                                          ----------      ----------     ----------
Ending investment                         $  693,000      $  822,000     $  631,000
                                          -----------     ----------     ----------


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

NOTES RECEIVABLE: For notes receivable, fair value is estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturites.

OTHER ASSETS: Other assets primarily represent officer's life insurance policies recorded at their cash surrender value which approximates fair value.

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

                                                                     CARRYING             FAIR
ASSETS                                                                AMOUNT              VALUE
                                                                    ----------         ----------
Cash and cash equivalents                                           $5,766,000         $5,766,000
Short term investments                                                  63,000             63,000
Notes receivable, related entities                                     965,000            965,000
Notes receivable, current and long term                              1,358,000          1,358,000
Other assets                                                         1,319,000          1,319,000

LIABILITIES
Deferred revenues                                                    1,536,000          1,536,000
Long and short term debt                                             5,865,000          5,865,000


15. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth unaudited quarterly financial information for the years ended August 1, 1998 and August 2, 1997:

                                                             FIRST               SECOND               THIRD                FOURTH
                                                          -----------          -----------          -----------          -----------
AUGUST 1, 1998

Net revenues                                              $14,965,000          $15,115,000          $13,803,000          $16,204,000
Gross profit                                                3,883,000            3,828,000            3,615,000            4,174,000
Net earnings                                                  568,000              595,000              364,000              738,000
Net earnings per common share                                     .21                  .21                  .13                  .27

AUGUST 2, 1997

Net revenues                                              $17,141,000          $15,147,000          $12,646,000          $13,546,000
Gross profit                                                4,494,000            4,389,000            3,191,000            3,537,000
Net earnings                                                  890,000              718,000              427,000              304,000
Net earnings per common share                                     .32                  .26                  .15                  .12


The fourth quarter of fiscal 1998 includes an adjustment to record research and development costs which decreased net earnings by $110,000, or $0.04 per common share, net of income taxes and an adjustment to decrease accrued employee benefits which increased net earnings by $124,000, or $0.04 per common share, net of income taxes.

16. INDUSTRY SEGMENT INFORMATION

The Company's principal operations have been classified into three business segments: bar code operations, office products and printing, and footwear manufacturing. The bar code segment manufactures and sells bar code reading and related printing devices and other products related to optical data collection to customers throughout the United States. The office products and printing segment sells, provides maintenance and leases Toshiba photocopiers, Toshiba facsimile machines, and RISO digital/duplicators, and operates a commercial printing company principally to customers in North Carolina and parts of Virginia and South Carolina. Machines, components, and certain supplies sold by the office products and printing segment are generally available only from Toshiba and RISO. The footwear segment manufactures combat boots, military dress oxfords, and military safety boots, principally for the U.S. Government, and western and work boots for customers throughout the United States. Total consolidated revenues related to sales to the U.S. Government were 20% in 1998, 21% in 1997, and 26% in 1996. There were no significant intersegment sales or transfers during 1998, 1997, and 1996. Operating profits by business segment exclude allocated corporate interest income, income taxes, minority interest, and equity in net loss of investee. Corporate assets consist principally of cash, short term investments, certain receivables, and real estate held for investment.

                                                                            OFFICE
                                                                            PRODUCTS        CORPORATE
(IN THOUSANDS)                                FOOTWEAR      BAR CODE        PRINTING         & OTHER        CONSOLIDATED
------------------------------------------------------------------------------------------------------------------------
FOR THE YEAR ENDED AUGUST 1, 1998

Net Revenues                                  $22,032        $17,084         $20,987          $   (16)        $60,087
Earnings(loss)from
operations                                      1,195            930           1,626             (133)          3,618
Identifiable assets                             6,977         11,406          14,809          $ 7,265          40,457
Capital expenditures                              132            131           1,074              323           1,660
Depreciation expense
and amortization                                  435            181             560              353           1,529
                                              -------        -------         -------          -------         -------


FOR THE YEAR ENDED AUGUST 2, 1997

Net Revenues                                  $25,379        $15,944         $16,940          $   217         $58,480
Earnings(loss)from
operations                                      2,222          1,329             426             (132)          3,845
Identifiable assets                             9,660          7,006          12,245          $10,814          39,725
Capital expenditures                               85             32             924              176           1,217
Depreciation expense
and amortization                                  546            210             471              383           1,610
                                              -------        -------         -------          -------         -------


FOR THE YEAR ENDED AUGUST 3, 1996

Net Revenues                                  $17,490        $15,994         $14,616          $   624         $48,724
Earnings(loss)from
operations                                      2,758            947            (428)              65           3,342
Identifiable assets                            14,095          6,300           9,823            9,343          39,561
Capital expenditures                               37            347             884              219           1,487
Depreciation expense
and amortization                                  254            154             256              408           1,072
                                              -------        -------         -------          -------         -------

               SCHEDULE II --- VALUATION AND QUALIFYING ACCOUNTS
                    MCRAE INDUSTRIES, INC. AND SUBSIDIARIES

                                                                          ADDITIONS


                                                             (1)                           (2)
DESCRIPTION                                   BALANCE AT               CHARGED TO       CHARGED            DEDUCTION
BALANCE
                                    BEGINNING             COSTS AND            OTHER             DESCRIBE                     AT END
OF
                                    OF PERIOD             EXPENSES             ACCOUNTS                                       PERIOD
                                                                               DESCRIBE
YEAR END AUGUST 1, 1998

Deducted from Assets Accounts:
Allowance for Doubtful Accounts     $ 722,000            $(343,000)                             $ 339,000 (1)              $ 718,000
Employee Benefit Accrual              601,000                         286,000                             (337,000) (2)      550,000
Health Insurance Accrual              192,000                              --                                   --           192,000

YEAR ENDED AUGUST 2, 1997

Deducted from Assets Accounts:
Allowance for Doubtful Accounts     $ 384,000            $(240,000)                             $ 578,000 (1)              $ 722,000
Employee Benefit Accrual                        846,000               380,000                             (625,000) (2)      601,000
Health Insurance Accrual                        192,000                    --                                   --           192,000

YEAR ENDED AUGUST 3, 1996

Deducted from Assets Accounts:
Allowance for Doubtful Accounts     $ 130,000            $ (56,000)                             $ 310,000 (1)              $ 384,000
Employee Benefit Accrual                      1,301,000               425,000                             (880,000)(2)       846,000
Health Benefit Accrual                146,000              (40,000)                                86,000 (2)                192,000


(1) Uncollectible accounts written off
(2) Payments and/or expenses charged to operations

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

None.



                                   PART III


Items 10 through 13 are incorporated herein by reference to the sections captioned Principal Shareholder and Holdings of Management; Election of Directors; Director Compensation; Executive Officers; Interlocks and Insider Participation; Certain Relationships and Related Transactions; Executive Compensation; Pension Plan; and Section 16 (a) Beneficial Ownership Reporting Compliance in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held December 17, 1998.

PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON 8-K

(A)(1)   INDEPENDENT AUDITOR'S REPORT
     MCRAE INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS:

         Consolidated Balance Sheets as of August 1, 1998 and August 2, 1997.

         Consolidated Statements of Operations for the Years Ended August 1, 1998, August 2, 1997, and August 3, 1996.

         Consolidated Statements of Shareholders' Equity for the Years Ended August 1, 1998, August 2, 1997, and August 3, 1996.

         Consolidated Statements of Cash Flows for the Years Ended August 1, 1998, August 2, 1997, and August 3, 1996.

   (2)   FINANCIAL STATEMENT SCHEDULE:

         Schedule II

   (3)   EXHIBITS:

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

10.1 1985 McRae Industries, Inc. Non-Qualified Stock Option Plan (Incorporated by reference to Exhibit 10 to the Registrant's Form 10-K for the fiscal year ended August 3, 1985).*

10.2 Technical Assistance Agreement dated September 13, 1984 between the Registrant and Ro-Search, Incorporated (Incorporated by reference to Exhibit 10.4 to the Registrant's Form 10-K for the fiscal year ended July 28, 1984).

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

10.8 Award/Contract between Defense Personnel Support Center and McRae Industries, Inc. dated April 15, 1997 (Incorporated by reference to
         Exhibit 10.8 to the Registrant's Form 10-K for the fiscal year ended August 2, 1997).

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

---------------
*DENOTES A MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT.

(B) REPORTS ON FORM 8-K:

         The Company filed no reports on Form 8-K for the fiscal year ended August 1, 1998.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            MCRAE INDUSTRIES, INC.

         Dated: October 26, 1998             By: /s/D. Gary McRae
                                                 ----------------
                                             D. Gary McRae
                                             President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


SIGNATURE                                                                     DATE
---------                                                                     ----
/s/D. Gary McRae                                                        October 26, 1998
--------------------------------------------
D. Gary McRae
President, Treasurer, and Director
(Principal Executive Officer)

/s/George M. Bruton                                                     October 26, 1998
--------------------------------------------
George M. Bruton
Director

/s/Hilton J. Cochran                                                    October 26, 1998
--------------------------------------------
Hilton J. Cochran
Director

/s/Brady W. Dickson                                                     October 26, 1998
--------------------------------------------
Brady W. Dickson
Director

/s/Victor A. Karam                                                      October 26, 1998
--------------------------------------------
Victor A. Karam
President - Footwear and Director

/s/James W. McRae                                                       October 26, 1998
--------------------------------------------
James W. McRae
Vice President, Secretary, and Director

/s/Harold W. Smith                                                      October 26, 1998
--------------------------------------------
Harold W. Smith
Vice President - Graphics and Director

/s/Marvin G. Kiser, Sr.                                                 October 26, 1998
--------------------------------------------
Marvin G. Kiser, Sr.
Controller
(Principal Financial and Accounting Officer)

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

10.8 Award/Contract between Defense Personnel Support Center and McRae Industries, Inc. dated April 15, 1997 (Incorporated by reference to
         Exhibit 10.8 to the Registrant's from 10-K for the fiscal year ended August 2, 1997).

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