Form 10-Q
period 1998-10-31
MCRAE INDUSTRIES INC
filed 1998-12-15
CIK 729284

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


         (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     FOR THE QUARTER ENDED OCTOBER 31, 1998

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

Common Stock, $1 Par Value--Class A  1,855,728 shares as of December 7, 1998
Common Stock, $1 Par Value--Class B    912,771 shares as of December 7, 1998

                     MCRAE INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX


                                                                        Page No.
                                                                        --------


                          PART 1. FINANCIAL INFORMATION


ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

        Condensed Consolidated Balance Sheet                                 3-4

        Condensed Consolidated Statement of Operations                         5

        Condensed Consolidated Statement of Cash Flows                         6

        Notes to Condensed Consolidated Financial Statements                   7



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS                                 8-10

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK            11


                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS                                                     11

ITEM 2. CHANGES IN SECURITIES                                                 11

ITEM 3. DEFAULT UPON SENIOR SECURITIES                                        11

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS                 11

ITEM 5. OTHER INFORMATION                                                     11

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                      11


        SIGNATURES                                                            11

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                     MCRAE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                     ASSETS
                 (In thousands, except share and per share data)


                                           October 31, 1998     August 1, 1998
                                              (Unaudited)            (Note)
                                           ----------------     --------------


ASSETS

Current assets:

 Cash and cash equivalents                      $ 6,361            $ 5,766

 Securities                                          63                 63

 Accounts and notes receivable, net               6,550              9,468

 Inventories                                     12,675             11,468

 Net investment in capitalized leases               777                786

 Prepaid expenses and other current assets          197                242
                                                 ------             ------

   Total current assets                          26,623             27,793
                                                 ------             ------


Property, plant and equipment, net                6,149              6,360
                                                 ------             ------


Other assets:

 Receivables, related entities                      954                965

 Net investment in capitalized leases             2,001              1,939

 Notes receivable                                   906                998

 Real estate held for investment                    494                494

 Goodwill                                           579                589

 Other                                            1,310              1,319
                                                 ------             ------

   Total other assets                             6,244              6,304
                                                 ------             ------

                                                $39,016            $40,457
                                                =======            =======



            See notes to condensed consolidated financial statements

                     MCRAE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                 (In thousands, except share and per share data)


                                           October 31, 1998      August 1, 1998
                                             (Unaudited)               (Note)
                                           ----------------      --------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

 Notes payable, banks - current portion             271                 271

 Accounts payable                                 1,662               2,024

 Accrued employee benefits                          573                 550

 Deferred revenues                                1,409               1,536

 Accrued payroll and payroll taxes                  474                 561

 Income taxes                                       257                 821

 Other                                              440                 622
                                                 ------              ------

   Total current liabilities                      5,086               6,385
                                                 ------              ------


Notes payable, banks, net of current portion      5,532               5,594

Minority interest                                   703                 694

Shareholders' equity:
 Common stock:
  Class A, $1 par; Authorized 5,000,000
    shares; Issued and outstanding, 1,819,728
    and 1,819,728, shares, respectively           1,820               1,820
  Class B, $1 par; Authorized 2,500,000
    shares; Issued and outstanding 948,771
    and 948,771 shares, respectively                949                 949

 Additional paid-in capital                         791                 791

 Retained earnings                               24,135              24,224
                                                -------             -------

    Total shareholders' equity                   27,695              27,784
                                                -------             -------

                                                $39,016             $40,457
                                                =======             =======


NOTE - The condensed consolidated balance sheet at August 1, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.




            See notes to condensed consolidated financial statements

                     MCRAE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (Unaudited)


                                                    Three Months Ended
                                                 October 31,    November 1,
                                                     1998          1997
                                                 -----------    -----------


Net revenues                                      $ 10,797      $ 14,965
 Costs and expenses:

  Cost of revenues                                   7,751        11,082

  Research & development                               212            59

  Selling, general and administrative                2,696         2,906
  Other expense (income), net                         (120)         (162)
  Interest expense                                     116           121
                                                    -------       -------
Total costs and expenses                            10,655        14,006
                                                    -------       -------
Earnings before income taxes
  and minority interest                                142           959
Provision for income taxes                              59           375
Minority shareholder's interest
  in earnings of subsidiary                              8            16
                                                    -------       -------
Net earnings                                       $    75       $   568
                                                    =======       =======
Net earnings per common share                      $   .03       $   .21
                                                    ------        -------
Weighted average number of
  common shares outstanding                      2,768,499     2,768,499
                                                 ----------    ----------




            See notes to condensed consolidated financial statements

                     MCRAE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                     Three Months Ended
                                             October 31, 1998   November 1, 1997
                                             ----------------   ----------------


Net cash provided by operating
  activities                                       $  883             $  249
                                                   ------             -------

Cash flows from investing activities:

  Proceeds from sales of assets                                           29

  Net payments from related parties                    11

  Capital expenditures                               (166)              (202)

  Net payments of long-term receivables                93                  3
                                                   -------            -------

Net cash used in investing activities                 (62)              (170)
                                                   -------            -------

Cash flows from financing activities:

  Principal repayments of notes payable               (62)              (856)

  Dividends paid                                     (164)              (164)
                                                   -------            -------

Net cash used in financing activities                (226)            (1,020)
                                                   -------            -------

Net increase(decrease)in cash and cash
  equivalents                                         595               (941)

Cash and cash equivalents at beginning
  of period                                         5,766              5,473
                                                   -------            -------

Cash and cash equivalents at end of period         $6,361             $4,532
                                                   =======            =======




            See notes to condensed consolidated financial statements

                     MCRAE INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 1998 are not necessarily indicative of the results that may be expected for the year ending July 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the McRae Industries, Inc. Annual Report on Form 10-K for the year ended August 1, 1998.

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

The components of inventory consist of the following (in thousands):


                                       October 31, 1998   August 1, 1998
                                       ----------------   --------------
Raw materials                              $ 2,229,000      $ 2,366,000
Work in process                                515,000          413,000
Finished goods                               9,931,000        8,689,000
                                           -----------      -----------
                                           $12,675,000      $11,468,000
                                           ===========      ===========

NOTE C - SUBSEQUENT EVENTS

On November 23, 1998, the Company declared a cash dividend of 9.0 cents per share on its Class A Common Stock payable on December 30, 1998 to shareholders of record on December 11, 1998.

MCRAE INDUSTRIES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto, and with the Company's Annual Report on Form 10-K for the fiscal year ended August 1, 1998, including the financial information and management's discussion and analysis contained or incorporated by reference therein.

FINANCIAL CONDITION AND LIQUIDITY

For the period ending October 31, 1998, the Company's working capital amounted to approximately $21.5 million with cash and cash equivalents approaching $6.4 million.

Cash generated from operating activities for the quarter ending October 31, 1998 amounted to approximately $883,000. Net income from operations, adjusted for amortization and depreciation, contributed $470,000. Accounts and notes receivable was a source of $2.9 million of cash as collections on accounts for the bar code and office products units related to fourth quarter revenues exceeded the addition of new receivables for the first quarter of fiscal 1999. Inventories used approximately $1.2 million of cash as inventory levels depleted from heavy fourth quarter office product unit sales were replenished. The decrease in accounts payable used almost $362,000 and resulted primarily from the timing of payments for office products inventory. Payments for corporate franchise and income taxes amounted to approximately $564,000.

Capital expenditures amounted to approximately $166,000 primarily for new product molds for the bar code unit and rental equipment for the office products unit.

The Company used $164,000 of cash to pay quarterly dividends and $62,000 to reduce the principal amount of long-term debt.

The Company currently has two lines of credit with a bank totaling $2.75 million, all of which was available at October 31, 1998. It is Management's opinion that future cash flows from operations, currently available cash and cash equivalents, and unused lines of credit will be sufficient to meet the Company's future working capital, capital expenditures, and debt repayment requirements.

FIRST QUARTER FISCAL 1999, COMPARED TO FIRST QUARTER FISCAL 1998

Consolidated net revenues for the first quarter of fiscal 1999 amounted to approximately $10.8 million, down 28% from the $15.0 million reported for the first quarter of fiscal 1998 primarily as a result of lower footwear unit revenues. Military combat boot net revenues continued to be impacted by the U.S. Government's surplus of this product. Net revenues from military combat boots declined from the $3.0 million in the first quarter of fiscal 1998 to $1.6 million for the first quarter of fiscal 1999. Net revenues for the western and work boot product line amounted to $1.3 million, down $1.9 million as compared to the first quarter of fiscal 1998. This decrease in western and work boot net revenues is primarily attributable to low market demand for these products.

Gross profit as a percent of net revenues increased from 26% for the first quarter of fiscal 1998 to 28% for the same period of fiscal 1999 as higher margin bar code and office equipment products accounted for a greater portion of the Company's consolidated net revenues for the current quarter. For the comparative quarter, gross profit decreased nearly $800,000 which was primarily attributable to lower consolidated sales volume, competitive price pressures in the bar code business, and higher per unit production costs in the footwear business.

Selling, general and administrative (SG&A) expenses decreased approximately $210,000 for the first quarter of fiscal 1999 as compared to the first quarter of fiscal 1998. However, as a percent of net revenues, SG&A expenses were 25% for the first quarter of fiscal 1999, up 5.6% from the 19.4% level reported for the same period of fiscal 1998. This increase was primarily attributable to lower sales volume, higher sales salaries and commissions. Lower expenditures for employee health and life insurance, employee benefits, and telephone costs provided a partial offset to total SG&A expenses. Research and development expenditures for the first quarter of fiscal 1999 were $212,000 as compared to $59,000 for the first quarter of fiscal 1998.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1997, Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings Per Share", was issued. SFAS No. 128 requires disclosures of "basic" and "diluted" earnings per share where potential common stock may be issued in the future. SFAS No. 128 is effective for the Registrant for periods ending after December 15, 1997. Since the Registrant has no diluted instruments, only basic earnings per share information is disclosed.

Also in February 1997, SFAS No. 129, "Disclosures of Capital Structure", was issued. SFAS No. 129 requires information about capital structure to be disclosed in three separate categories - information about securities, liquidation preference of preferred stock, and redeemable stock. SFAS No. 129 is effective for the Registrant's fiscal periods ending after December 15, 1997. The Registrant is in compliance with this reporting requirement.

In June 1997, Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income", was issued. SFAS No. 130 requires disclosures of comprehensive income (which is defined as "the change in equity during a period excluding changes resulting from investments by stockholders and distributions to stockholders") and its components. SFAS No. 130 is effective for the Registrant beginning with the fiscal year ending July 31, 1999, and has been adopted. Comprehensive income is not different from net income, as there are no items of other comprehensive income at October 31, 1998, August 1, 1998, and November 1, 1997.

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

In April 1998, the Registrant designated "a year 2000 team" consisting of the chief executive officer, the principal financial and accounting officer and the manager of information systems. A Year 2000 (Y2K) Plan was developed, communicated to the board of directors and senior management, and implemented. The Y2K plan is designed to (i) assess compliance of internally used computer hardware and software programs; (ii) determine compliance issues with infrastructure systems such as telephone systems, production line equipment, shipping systems, and facility heating and air conditioning equipment; (iii) conduct Y2K compliance surveys with mission critical business partners to include major customers and suppliers of goods and services; (iv) implement appropriate testing procedures to measure actual compliance; and (v) develop and institute contingency plans to mitigate any unforeseen Y2K issues.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the impact of interest rate changes due to its aggregate $2.75 million lines of credit and a term loan through its wholly owned subsidiary, American West Trading Company. As of October 31, 1998, there was no outstanding indebtedness under the lines of credit and $5.5 million was outstanding on the term loan. The Company does not buy or sell derivative financial instruments for trading purposes. Borrowings under the Company's credit facilities described above bear interest at rates based upon the "Prime Rate" offered by the applicable lender less a margin of one-half percent. The Company has not entered into any swap agreements or engaged in any other hedging activities with respect to this variable rate indebtedness. An increase of 1% in the interest rate under the Company's credit facilities would increase annual interest expense by approximately $60,000 (assuming the Company's aggregate borrowings under the credit facilities averaged $6.0 million during a fiscal year).




PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

Reference is made to Item 3 of the Company's Annual Report to Shareholders on Form 10-K for the fiscal year ended August 1, 1998.

ITEMS 2, 3, 4, AND 5.

These items are not applicable and have been omitted.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    Exhibit 27 Financial Data Schedule. (Filed in electronic format only. Pursuant to Rule 402 of Regulations S-T, this schedule shall not be deemed filed for purposes of Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934.)

(b) No reports on Form 8-K were filed during the quarter ended October 31, 1998.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              MCRAE INDUSTRIES, INC.
                                                  (Registrant)



  DATE: December 10, 1998                 By: /s/ D. Gary McRae
       ------------------                     ------------------------
                                          D. Gary McRae
                                          President and CEO
                                          (Principal Executive Officer)




  DATE: December 10, 1998                 By: /s/ Marvin G. Kiser, Sr.
       ------------------                     ------------------------
                                          Marvin G. Kiser, Sr.
                                          (Principal Accounting Officer)