Form 10-Q
period 1999-01-30
MCRAE INDUSTRIES INC
filed 1999-03-16
CIK 729284

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended January 30, 1999

                                       OR

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from                       to
                               ---------------------    -----------------------

Commission file number 1-8578


                              MCRAE INDUSTRIES, INC
             (Exact name of registrant as specified in its charter)

                    DELAWARE                                56-0706710
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

Common Stock, $1 Par Value--Class A 1,857,728 shares as of March 8, 1999. Common Stock, $1 Par Value--Class B 910,771 shares as of March 8, 1999.

                     MCRAE INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX


                                                                        Page No.
                                                                        --------

                          PART 1. FINANCIAL INFORMATION


ITEM 1.        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               Condensed Consolidated Balance Sheet                       3-4

               Condensed Consolidated Statement of Operations             5

               Condensed Consolidated Statement of Cash Flows             6

               Notes to Condensed Consolidated Financial Statements       7



ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS                       8-12

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                MARKET RISK                                              12


                           PART II. OTHER INFORMATION


ITEM 1.        LEGAL PROCEEDINGS                                         12

ITEM 2.        CHANGES IN SECURITIES                                     12

ITEM 3.        DEFAULT UPON SENIOR SECURITIES                            12

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS     13

ITEM 5.        OTHER INFORMATION                                         12

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K                          13


               SIGNATURES                                                14

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                     MCRAE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                     ASSETS
                 (In thousands, except share and per share data)


                                           January 30, 1999     August 1, 1998
                                              (Unaudited)            (Note)
                                           ----------------     --------------
ASSETS

Current assets:

 Cash and cash equivalents                      $ 5,129            $ 5,766

 Securities                                          63                 63

 Accounts and notes receivable, net               6,996              9,468

 Inventories                                     12,720             11,468

 Net investment in capitalized leases               768                786

 Prepaid expenses and other current assets          258                242
                                                 ------             ------

   Total current assets                          25,934             27,793
                                                 ------             ------


Property, plant and equipment, net                5,998              6,360
                                                 ------             ------


Other assets:

 Receivables, related entities                    1,001                965

 Net investment in capitalized leases             2,546              1,939

 Notes receivable                                   639                998

 Real estate held for investment                    494                494

 Goodwill                                           570                589

 Other                                            1,585              1,319
                                                 ------             ------

   Total other assets                             6,835              6,304
                                                 ------             ------

                                                $38,767            $40,457
                                                =======            =======



            See notes to condensed consolidated financial statements

                     MCRAE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                 (In thousands, except share and per share data)


                                           January 30, 1999      August 1, 1998
                                             (Unaudited)               (Note)
                                           ----------------      --------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

 Notes payable, banks - current portion             271                 271

 Accounts payable                                 1,989               2,024

 Accrued employee benefits                          283                 550

 Deferred revenues                                1,307               1,536

 Accrued payroll and payroll taxes                  630                 561

 Income taxes                                       (86)                821

 Other                                              607                 622
                                                 ------              ------

   Total current liabilities                      5,001               6,385
                                                 ------              ------


Notes payable, banks, net of current portion      5,461               5,594

Minority interest                                   708                 694

Shareholders' equity:
 Common stock:
  Class A, $1 par; Authorized 5,000,000
    shares; Issued and outstanding, 1,855,728     1,856               1,820
    and 1,819,728, shares, respectively
  Class B, $1 par; Authorized 2,500,000
    shares; Issued and outstanding, 912,771
    and 948,771 shares, respectively                913                 949

 Additional paid-in capital                         791                 791

 Retained earnings                               24,037              24,224
                                                -------             -------

    Total shareholders' equity                   27,597              27,784
                                                -------             -------

                                                $38,767             $40,457
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


            See notes to condensed consolidated financial statements

                     MCRAE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (Unaudited)


                             Three Months Ended            Six Months Ended
                           January 30,  January 31,     January 30, January 31,
                             1999        1998             1999        1998
                           ------------------------     -----------------------
Net revenues                $12,659     $15,115         $23,456        $30,080

 Costs and expenses:

  Cost of revenues            9,382      11,287          17,133         22,369

  Research & development         83          86             295            145

  Selling, general and
   administrative             3,039       2,794           5,735          5,700

  Other expense (income),
   net                          (82)       (149)           (202)          (311)

Interest expense                104         112             220            233
                             -------     -------         -------        -------

Total costs and expenses     12,526      14,130          23,181         28,136
                             -------     -------         -------        -------
Earnings before income
  taxes and minority
  interest                      133         985             275          1,944

Provision for income taxes       58         383             117            758

Minority shareholder's
  interest in earnings
  of subsidiary                   6           7              14             23
                            --------    --------         -------       --------

Net earnings               $     69    $    595         $   144       $  1,163
                           =========   =========        ========      =========
Net earnings per common
  share                    $    .02    $    .21         $   .05       $    .42
                           ---------   ---------        --------      ---------
Weighted average number
 of common shares
 outstanding              2,768,499   2,768,499       2,768,499      2,768,499
                          ----------  ----------      ----------     ----------



            See notes to condensed consolidated financial statements

                     MCRAE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                     Six Months Ended
                                           January 30, 1999   January 31, 1998
                                           ----------------   -----------------
Net cash provided by operating
  activities                                       $   136            $1,505
                                                   -------            -------

Cash flows from investing activities:

  Purchase of minority interest                          0              (220)

  Proceeds from sales of assets                          0                73

  Net advances to related parties                      (36)              (17)

  Capital expenditures                                (406)           (1,113)

  Purchase of other assets                            (226)              (80)

  Net payments of long-term receivables                359               (31)
                                                   --------           -------

Net cash used in investing activities                 (309)           (1,388)
                                                   --------           -------

Cash flows from financing activities:

  Principal repayments of notes payable               (133)             (917)

  Dividends paid                                      (331)             (328)
                                                   --------           -------

Net cash used in financing activities                 (464)           (1,245)
                                                   --------           -------

Net decrease in cash and cash
  equivalents                                         (637)           (1,128)

Cash and cash equivalents at beginning
  of period                                          5,766             5,473
                                                   --------           -------

Cash and cash equivalents at end of period         $ 5,129            $4,345
                                                   ========           =======


            See notes to condensed consolidated financial statements

                     MCRAE INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended January 30, 1999 are not necessarily indicative of the results that may be expected for the year ending July 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the McRae Industries, Inc. Annual Report on Form 10-K for the year ended August 1, 1998.

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

The components of inventory consist of the following (in thousands):


                                       January 30, 1999   August 1, 1998
                                       ----------------   --------------
Raw materials                              $ 2,329,000      $ 2,366,000
Work in process                                428,000          413,000
Finished goods                               9,963,000        8,689,000
                                           -----------      -----------
                                           $12,720,000      $11,468,000
                                           ===========      ===========

NOTE C - SUBSEQUENT EVENTS

On March 3, 1999, the Company declared a cash dividend of 9.0 cents per share on its Class A Common Stock payable on April 2, 1999 to shareholders of record on March 19, 1999.

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

FINANCIAL CONDITION AND LIQUIDITY

The Company's financial condition remained strong for the period ending January 30, 1999. Working capital amounted to approximately $20.9 million and cash and cash equivalents totaled almost $5.2 million.

Net cash provided by operating activities for the six month period ended January 30, 1999 amounted to $136,000. Net income from operations, adjusted for depreciation and amortization, contributed $939,000. The decrease in accounts and notes receivable contributed approximately $2.5 million as collections on credit accounts exceeded the addition of new receivables for the first six months of fiscal 1999. Increases in inventories used almost $1.3 million of cash primarily as a result of replacing depleted inventory levels from heavy fourth quarter office products sales and a lower level of consolidated sales for the period ending January 30, 1999. Net investment in capitalized leases used approximately $589,000 of cash and deferred revenues decreased by almost $229,000 as the office products unit continues to target sales to county-wide school systems. Employee profit sharing payments for fiscal 1998 and employer 401-K match contributions used approximately $267,000 of cash for the reporting period. Income tax payments for the last quarter of fiscal 1998 and estimated payments for fiscal 1999 amounted to approximately $890,000.

Capital expenditures used $406,000 and was primarily attributable to expenditures for new product molds for the bar code unit and vehicles and rental equipment for the office products unit. The office products unit used $150,000 of cash to purchase a small equipment dealer. Payments from long-term receivables associated with the finance and leasing unit provided approximately $359,000 of cash.

The payment of quarterly dividends used $331,000 of cash and the reduction of the principal amount of long-term debt used $133,000 of cash.

The Company currently has two lines of credit with a bank totaling $2.75 million, all of which was available at January 30, 1999. It is Management's opinion that future cash flows from operations, currently available cash and cash equivalents, and unused lines of credit will be sufficient to meet the Company's future working capital, capital expenditures, and debt repayment requirements.

Beginning in late July or early August, 1998, the Company began receiving correspondence from several customers of its bar code unit advising that they had received letters from the attorneys from the Lemelson Foundation asserting that the use of some bar code reading equipment may infringe one or more U.S. patents controlled by the Lemelson Foundation, and further advising the Company that the customer expected to be indemnified for any patent infringement liability it incurred based on the use of bar code equipment purchased from the Company. It is the Company's position that it has a license under all of the Lemelson patents in question, and the Company has advised its customers and the attorneys for the Lemelson Foundation accordingly. At this time, the Company is not a party to any litigation or other proceeding with respect to infringement of the Lemelson patents, and to date, there has been no charge that a specific piece of the Company's bar code reading equipment infringes a particular Lemelson patent.

SECOND QUARTER FISCAL 1999, COMPARED TO SECOND QUARTER FISCAL 1998

Consolidated net revenues for the second quarter of fiscal 1999 amounted to approximately $12.7 million, down $2.5 million from the consolidated net revenues recorded for the second quarter of fiscal 1998. The footwear unit's net revenues for the second quarter of fiscal 1999 dropped nearly 55% from the previous year's second quarter primarily as a result of lower requirements for military combat boots by the U. S. Government and continued weakness in the demand for western and work boots. Net revenues from military combat boots declined from $3.5 million for the second quarter of fiscal 1998 to $1.5 million for the second quarter of fiscal 1999. Net revenues from western and work boots were down $1.8 million for the comparative quarters. This decline in consolidated net revenues was partially offset by an increase in net revenues from the office products unit primarily attributable to strong sales to county-wide educational systems.

Because of changes in the market conditions related to the footwear business, management is optimistic that the revenues for this business unit will improve for the remainder of the 1999 fiscal year. The current one-year option period of the U. S. Government (Government) contract covering military combat boots will end in April 1999. The Government has informed the Company that it intends to exercise the second-year option period to purchase additional military combat boots at a higher level than was provided by the expiring contract option. The Company expects the increased award to improve future revenues generated by the military combat boot business. Management also believes that the new styles of western and work boots recently introduced to the market should have a positive effect on revenues for the remainder of this fiscal year. The foregoing statements are forward-looking statements and are subject to the risk and uncertainties described below. There can be no assurances that the Company will receive the anticipated orders of military combat boots from the Government or that the new styles of western and work boots will have the anticipated effect on revenues.

Consolidated gross profit as a percent of sales increased from 25% for the second quarter of fiscal 1998 to 26% for the current fiscal year's second quarter as higher margin bar code and office equipment products accounted for a greater portion of the Company's consolidated net revenues. Gross profit margin for the office products business decreased by 6.6% for the comparative quarters primarily attributable to a larger contribution of county-wide educational system sales to the unit's sales mix. Higher per unit production costs in the footwear business due to lower volume accounted for a decline in gross profit percent from 14.8% for the second quarter of fiscal 1998 to 11.2% for the second quarter of fiscal 1999.

Research and development costs related to the bar code business amounted to approximately $83,000 for the second quarter of fiscal 1999 as compared to $86,000 for the same quarter of fiscal 1998.

Selling, general and administrative (SG&A) for the second quarter of fiscal 1999 were $245,000 higher than the amount reported for the second quarter of fiscal 1998. This increase was primarily attributable to higher sales salaries and commissions, training expenses, and professional fees. Lower expenditures for administrative salaries, telephone costs, and employee benefits provided a partial offset to the quarterly SG&A expenses.

FIRST SIX MONTHS FISCAL 1999 COMPARED TO FIRST SIX MONTHS FISCAL 1998

Consolidated net revenues for the first six months of fiscal 1999 amounted to $23.5 million, down $6.6 million compared to the consolidated net revenues for the same period of fiscal 1998. The footwear unit was primarily responsible for this decline as net revenues for the footwear unit declined $7.2 million below the net revenues reported for the same period of fiscal 1998. This decrease in net revenues continues to be attributable to lower military boot requirements of the U. S. Government and weak demand for western and work boots. Net revenues from the bar code business declined by approximately $1.1 million for the same comparative periods of fiscal 1999 and fiscal 1998 primarily as a result of competition in the bar code market. These decreases in net revenues were partially offset by the office products unit which posted an increase in net revenues of approximately 20% for fiscal 1999 as compared to the same period of fiscal 1998. This increase in net revenues was primarily the result of higher sales to county-wide school systems.

Consolidated gross profit as a percent of net revenues increased from 26% for the first six months of fiscal 1998 to 27% for the same period of fiscal 1999 as the higher margin bar code and office products accounted for a greater portion of the Company's consolidated net revenues. Consolidated gross profit dollars for the 1999 fiscal period amounted to $6.3 million, down $1.4 million from the $7.7 million reported for the first six months of fiscal 1998. The decrease in gross profit dollars is a result of lower revenue levels, higher per unit production costs in the footwear business, and reduced margins in the office products unit.

Research and development costs for the first six months of fiscal 1999 amounted to approximately $295,000 as compared to approximately $145,000 for the same period of fiscal 1998.

Selling, general and administrative expenses as a percent of consolidated net revenues for the first six months of fiscal 1999 and fiscal 1998 were 24.5% and 19.0%, respectively. Total SG&A dollars increased by approximately $35,000 for the current fiscal reporting period as compared to the same reporting period for fiscal 1998. Increased expenditures for sales salaries and commissions, professional fees, health insurance costs, and sales training expenses were partially offset by reduced administrative salary cost, business insurance, and employee benefits.

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

Also, in February 1997, SFAS No. 129, "Disclosures of Capital Structure", was issued. SFAS No. 129 requires information about capital structure to be disclosed in three separate categories - information about securities, liquidation preference of preferred stock, and redeemable stock. SFAS No. 129 is effective for the Registrant's fiscal periods ending after December 15, 1997. The Registrant is in compliance with this reporting requirement.

In June 1997, Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income", was issued. SFAS No. 130 requires disclosures of comprehensive income (which is defined as "the change in equity during a period excluding changes resulting from investments by stockholders and distributions to stockholders") and its components. SFAS No. 130 is effective for the

Registrant beginning with the fiscal year ending July 31, 1999, and has been adopted. Comprehensive income is not different from net income, as there are no items of other comprehensive income at January 30, 1999, August 1, 1998, and November 1, 1997.

Also, in June 1997, SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", was issued. SFAS No. 131 redefines how operating segments are determined and requires disclosures of certain descriptive information about a company's operating segments. SFAS No. 131 will be effective for the Registrant for the fiscal year ending July 31, 1999. Management is evaluating the effect of SFAS No. 131 on the Registrant's future disclosures.

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

The Registrant is in the process of surveying its mission critical business partners who provide goods and services. As a result, a thorough assessment of any significant barriers to year 2000 compliance has not been completed. Final assessment and development of any related contingency plans to prevent a material disruption in the Registrant's business is scheduled for completion by

April 30, 1999. The costs associated with this phase of the plan are being expensed as incurred and are not expected to be material. Because the Registrant relies on the business activities of its many business partners to be year 2000 compliant, there can be no assurance that there will not be a material disruption to the Registrant's business or an increase in the cost of doing business.

The Registrant is utilizing the remainder of 1999 to continue its evaluation efforts regarding all phases of year 2000 compliance. Pertinent contingency plans are being developed based on substantive determination that year 2000 non-compliance situations exist which could be disruptive and costly to the Registrant's business activities in the year 2000 and beyond.


FORWARD-LOOKING STATEMENTS

In addition to historical information, this Form 10-Q includes certain forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve certain risks and uncertainties, including but not limited to acquisitions, additional financing requirements, development of new products and services, the effect of competitive products and pricing, acceptance of new footwear products in the market place, risks unique to selling goods to the Government (including termination of the Contract, failure to exercise the next option period under the Contract or reducing purchases), and the effect of general economic conditions, that could cause actual results to differ materially from those in such forward-looking statements.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the impact of interest rate changes due to its aggregate $2.75 million lines of credit and a term loan through its wholly owned subsidiary, American West Trading Company. As of January 30, 1999, there was no outstanding indebtedness under the lines of credit and $5.5 million was outstanding on the term loan. The Company does not buy or sell derivative financial instruments for trading purposes. Borrowings under the Company's credit facilities described above bear interest at rates based upon the "Prime Rate" offered by the applicable lender less a margin of one-half percent. The Company has not entered into any swap agreements or engaged in any other hedging activities with respect to this variable rate indebtedness. An increase of 1% in the current interest rate under the Company's credit facilities would increase annual interest expense by approximately $60,000 (assuming the Company's aggregate borrowings under the credit facilities averaged $6.0 million during a fiscal year).


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Reference is made to Item 3 of the Company's Annual Report to Shareholders on Form 10-K for the fiscal year ended August 1, 1998.

ITEMS 2, 3, AND 5.

These items are not applicable and have been omitted.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Shareholders held on December 17, 1998, the following individuals were elected to the Board of Directors:

                             VOTES FOR                     VOTES WITHHELD
                          CLASS A   CLASS B             CLASS A      CLASS B
                          -----------------             --------------------
D. Gary McRae             N/A       791,640             N/A          2,442
George M. Bruton          N/A       793,557             N/A            525
Hilton J. Cochran         N/A       793,562             N/A            520
Victor A. Karam           N/A       793,765             N/A            317
James W. McRae            N/A       793,765             N/A            317
Brady W. Dickson          1,355,581     N/A             1,808          N/A
Harold W. Smith           1,355,581     N/A             1,808          N/A


The following proposal was approved at the Company's Annual Meeting:

                          AFFIRMATIVE VOTES    NEGATIVE VOTES     VOTES WITHHELD
                          CLASS A    CLASS B  CLASS A   CLASS B  CLASS A  CLASS B
                          -------------------------------------------------------
Ratify the appointment
of Gleiberman Spears
Shepherd & Menaker, P.A.
as independent certified
public accountants for
the current fiscal year.  1,353,080  791,534      100     2,225    4,209     323

The following proposal was approved at the Company's Annual Meeting:

                        AFFIRMATIVE VOTES   NEGATIVE VOTES     VOTES WITHHELD
                       CLASS A    CLASS B  CLASS A  CLASS B   CLASS A   CLASS B
                       --------------------------------------------------------
Ratify the Company's
implementation of the
1998 Incentive Equity
Plan.                   992,080   733,035    57,940   2,862    16,808       591


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    Exhibit 10    McRae Industries, Inc. 1998 Incentive Equity Plan was filed as
                  Exhibit 4 to the Registrant's Registration Statement on Form S-8 (No. 333-70511) and is hereby incorporated by reference.

    Exhibit 27 Financial Data Schedule. (Filed in electronic format only. Pursuant to Rule 402 of Regulations S-T, this schedule shall not be deemed filed for purposes of Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934.)

(b) No reports on Form 8-K were filed during the quarter ended January 30, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     MCRAE INDUSTRIES, INC.
                                                         (Registrant)



  DATE: March 15, 1999                        By: /s/ D. Gary McRae
       ---------------                            ------------------------
                                                 D. Gary McRae
                                                 President and CEO
                                                 (Principal Executive Officer)


  DATE: March 15, 1999                        By: /s/ Marvin G. Kiser, Sr.
       ---------------                            ------------------------
                                                 Marvin G. Kiser, Sr.
                                                 (Principal Accounting Officer)