Form 10-Q
period 1999-05-01
MCRAE INDUSTRIES INC
filed 1999-06-15
CIK 729284

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTER ENDED MAY 1, 1999

                                       OR

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________________ to _______________________


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

                         Yes  X            No ___
                             ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $l Par Value--Class A 1,857,774 shares as of June 9, 1999. Common Stock, $1 Par Value--Class B 910,725 shares as of June 9, 1999.

                     MCRAE INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                              Page No.
                                                                              --------

                          PART 1. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  Condensed Consolidated Balance Sheet                           3-4

                  Condensed Consolidated Statement of Operations                 5

                  Condensed Consolidated Statement of Cash Flows                 6

                  Notes to Condensed Consolidated Financial Statements           7



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS                           8-13
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                   MARKET RISK                                                   12

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                       12

ITEM 2.  CHANGES IN SECURITIES                                                   12

ITEM 3.  DEFAULT UPON SENIOR SECURITIES                                          12

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS                   12

ITEM 5.  OTHER INFORMATION                                                       12

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                        13

         SIGNATURES                                                              13

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                     MCRAE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                     ASSETS
                 (In thousands, except share and per share data)


                                                May 1, 1999,     August 1, 1998
                                                 (Unaudited)         (Note)
                                                -----------      --------------
ASSETS

Current assets:

 Cash and cash equivalents                          $ 3,688          $ 5,766

 Securities                                              63               63

 Accounts and notes receivable, net                   7,902            9,468

 Inventories                                         15,156           11,468

 Net investment in capitalized leases                   759              786

 Prepaid expenses and other current assets              222              242
                                                    -------          -------

   Total current assets                              27,790           27,793
                                                    -------          -------


Property, plant and equipment, net                    5,666            6,360
                                                    -------          -------

Other assets:

 Receivables, related entities                        1,017              965

 Net investment in capitalized leases                 2,585            1,939

 Notes receivable                                       537              998

 Real estate held for investment                        496              494

 Goodwill                                               559              589

 Other                                                1,652            1,319
                                                    -------          -------

   Total other assets                                 6,846            6,304
                                                    -------          -------

                                                    $40,302          $40,457
                                                    =======          =======


            See notes to condensed consolidated financial statements

                     MCRAE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                 (In thousands, except share and per share data)


                                                     May 1, 1999      August 1, 1998
                                                    (Unaudited)            (Note)
                                                    ------------      --------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

 Notes payable, banks - current portion                    271              271

 Accounts payable                                        3,163            2,024

 Accrued employee benefits                                 435              550

 Deferred revenues                                       1,232            1,536

 Accrued payroll and payroll taxes                         578              561

 Income taxes                                               96              821

 Other                                                     613              622
                                                       -------          -------

   Total current liabilities                             6,388            6,385
                                                       -------          -------


Notes payable, banks, net of current portion             5,387            5,594

Minority interest                                          705              694

Shareholders' equity:
 Common stock:
  Class A, $1 par; Authorized 5,000,000
    shares; Issued and outstanding, 1,857,759            1,858            1,820
    and 1,819,728, shares, respectively
  Class B, $1 par; Authorized 2,500,000
    shares; Issued and outstanding, 910,740
    and 948,771 shares, respectively                       911              949

 Additional paid-in capital                                791              791

 Retained earnings                                      24,262           24,224
                                                       -------          -------

    Total shareholders' equity                          27,822           27,784
                                                       -------          -------

                                                       $40,302          $40,457
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


            See notes to condensed consolidated financial statements

                     MCRAE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (Unaudited)


                                            Three Months Ended                          Nine Months Ended
                                       May 1,                May 2,                May 1,                May 2,
                                        1999                  1998                  1999                  1998
                                    -----------           -----------           -----------           -----------
Net revenues                        $    13,552           $    13,803           $    37,008           $    43,883

 Costs and expenses:

  Cost of revenues                        9,580                10,188                26,713                32,557

  Research & development                    123                    68                   418                   213

  Selling, general and
   administrative                         3,172                 2,921                 8,907                 8,621

  Other expense (income),
   net                                      (76)                 (116)                 (278)                 (427)

Interest expense                            108                   131                   328                   364
                                    -----------           -----------           -----------           -----------

Total costs and expenses                 12,907                13,192                36,088                41,328
                                    -----------           -----------           -----------           -----------
Earnings before income
  taxes and minority
  interest                                  645                   611                   920                 2,555

Provision for income taxes                  257                   240                   374                   998

Minority shareholder's
  interest in earnings
  of subsidiary                              (3)                    7                    11                    30
                                    -----------           -----------           -----------           -----------
Net earnings                        $       391           $       364           $       535           $     1,527
                                    ===========           ===========           ===========           ===========
Net earnings per common
  share                             $       .14           $       .13           $       .19           $       .55
                                    -----------           -----------           -----------           -----------
Weighted average number
 of common shares
 outstanding                          2,768,499             2,768,499             2,768,499             2,768,499
                                    -----------           -----------           -----------           -----------

            See notes to condensed consolidated financial statements

                     MCRAE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                       Nine Months Ended
                                                  May 1, 1999       May 2, 1998
                                                  -----------       -----------
Net cash (used in) provided by operating
  activities                                        $  (974)          $   356
                                                    -------           -------

Cash flows from investing activities:

  Purchase of minority interest                           0              (220)

  Proceeds from sales of assets                           0               132

  Net advances to related parties                      (142)             (126)

  Payments from related parties                          90             1,856

  Capital expenditures                                 (446)           (1,459)

  Purchase of other assets                             (363)             (219)

  Advances of long-term receivables                      (6)             (280)

  Payments of long-term receivables                     467               489
                                                    -------           -------

Net cash (used in) provided by investing
  activities                                           (400)              173
                                                    -------           -------

Cash flows from financing activities:

  Principal repayments of notes payable                (207)             (976)

  Dividends paid                                       (497)             (491)
                                                    -------           -------

Net cash used in financing activities                  (704)           (1,467)
                                                    -------           -------

Net decrease in cash and cash
  equivalents                                        (2,078)             (938)

Cash and cash equivalents at beginning
  of period                                           5,766             5,473
                                                    -------           -------

Cash and cash equivalents at end of period          $ 3,688           $ 4,535
                                                    =======           =======


            See notes to condensed consolidated financial statements

                     MCRAE INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended May 1, 1999 are not necessarily indicative of the results that may be expected for the year ending July 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the McRae Industries, Inc. Annual Report on Form 10-K for the year ended August 1, 1998.

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

The components of inventory consist of the following (in thousands):


                         May 1, 1999         August 1, 1998
                         -----------         --------------
Raw materials            $ 2,639,000          $ 2,366,000
Work in process              514,000              413,000
Finished goods            12,003,000            8,689,000
                         -----------          -----------
                         $15,156,000          $11,468,000
                         ===========          ===========


NOTE C - SUBSEQUENT EVENTS

On May 24, 1999, the Company declared a cash dividend of 9.0 cents per share on its Class A Common Stock payable on June 25, 1999 to shareholders of record on June 11, 1999.

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

FINANCIAL CONDITION AND LIQUIDITY

For the period ending May 1, 1999, the Company's financial condition continued to show elements of strength although cash and cash equivalents decreased by approximately $2.1 million.

The Company's operating activities used $974,000 of cash for the nine month period ending May 1, 1999. Net income from operations, adjusted for non-cash items provided approximately $1.7 million of cash. Accounts receivable and notes receivable decreased by almost $1.6 million as the collections on credit accounts exceeded the addition of new receivables for the nine month period. Increased inventory levels resulting from lower consolidated sales for the reporting period and the replacement of depleted inventory levels from heavy fourth quarter fiscal 1998 office products sales used almost $3.7 million of cash. Net investment in capitalized leases by the office products unit used approximately $619,000 of cash as the office products unit continues to target sales to county-wide school systems. Accounts payable increased by approximately $1.1 million primarily as the result of the timing of payments for inventory for the office product unit. Deferred revenues associated with the office product unit decreased by almost $304,000 as new sales are increasingly financed through external sources. Income tax payments for the last quarter of fiscal 1998 and current year estimated payments used approximately $725,000 of cash.

Capital expenditures were $446,000, which were primarily for new product molds for the bar code unit, vehicles and rental equipment for the office products unit, and production equipment for the footwear unit. The office products unit used $150,000 of cash to purchase a small equipment dealer. Annual premiums for officer split dollar life insurance policies used approximately $211,000 of cash for the reporting period. Payments from long-term receivables associated with the finance and leasing unit provided $461,000 of cash.

Dividend payments for the nine month period amounted to $497,000. Long-term debt principal payments used $207,000 of cash.

The Company currently has two lines of credit with a bank totaling $2.75 million, all of which was available at May 1, 1999. It is Management's opinion that future cash flows from operations, currently available cash and cash equivalents, and unused lines of credit will be sufficient to meet the Company's future working capital, capital expenditure, and debt repayment requirements.

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

THIRD QUARTER FISCAL 1999 COMPARED TO THIRD QUARTER FISCAL 1998

Consolidated net revenues for the third quarter of fiscal 1999 amounted to approximately $13.6 million, down 2% from the consolidated net revenues recorded for the third quarter of fiscal 1998. Business unit results were mixed. The office products and the commercial printing units posted net revenue gains of 16% and 26%, respectively, for the current quarter as compared to the same quarter of fiscal 1998. These increases were primarily the results of strong sales to county-wide educational systems and increased demand for printed packaging material. The bar code and footwear units contributed lower net revenues for the comparative quarters, down 7% and 21%, respectively. Competitive pressures in the bar code industry, lower requirements of military combat boots by the U.S. Government, and continued weakness in the demand for western and work boots were the primary reasons for the decreased comparative third quarter results for the bar code and footwear units.

The one-year option period of the U.S. Government (Government) contract covering military combat boots ended in April 1999. The Government exercised the second one-year option period to purchase additional military combat boots at a higher level than was provided by the expired contract option. This higher level of business is expected to increase the revenues derived from sales of military combat boots for the fourth quarter of fiscal 1999. The improvement in western and work boot revenues as a result of the introduction of new styles of western and work boots to the market is not expected to have an appreciable positive impact until the first or second quarter of fiscal 2000. The foregoing statements are forward-looking statements and are subject to the risk and uncertainties described below. There can be no assurances that the Company will receive the anticipated orders of military combat boots from the Government or that the new styles of western and work boots will have the anticipated effect on revenues.

Consolidated gross profit as a percent of net revenues increased from 26% for the third quarter of fiscal 1998 to 29% for the third quarter of fiscal 1999. This increase is primarily a result of higher margin bar code and office equipment products accounting for a greater portion of the Company's consolidated net revenues. The office products unit contributed a higher third quarter comparative gross profit as a percent of net revenues primarily attributable to a $163,000 cost adjustment related to supplies previously shipped with equipment for several county-wide educational cost per copy programs.

Research and development costs related to the bar code business amounted to approximately $123,000 for the third quarter of fiscal 1999 as compared to $68,000 for the same quarter of fiscal 1998.

Selling, general and administrative (SG&A) for the third quarter of fiscal 1999 were $250,000 higher than the amount reported for the third quarter of fiscal 1998. This increase was primarily attributable to higher sales salaries and commissions, training expenses, and professional fees. Lower expenditures for administrative salaries and telephone costs provided a partial offset to the quarterly SG&A expenses.

FIRST NINE MONTHS FISCAL 1999 COMPARED TO FIRST NINE MONTHS FISCAL 1998

Consolidated net revenues for the first nine months of fiscal 1999 amounted to $37.0 million, a decrease of $6.9 million as compared to the same period of fiscal 1998. The footwear and bar code units net revenues were down $8.1 million and $1.4 million, respectively, for the comparative periods. The footwear unit's decrease in net revenues is attributable to reduced requirements for military combat boots purchased by the U.S. Government and continued weakness in the demand for western and work boots. These decreases in net revenues were partially offset by increased nine month comparative net revenues of $2.2 million and $0.3 million for the office products and commercial printing units, respectively, and were primarily the result of heavy demand for office equipment and printed material.

Consolidated gross profit for the comparative nine month periods decreased almost $1.0 million primarily as a result of lower net revenues. Gross profit as a percent of net revenues increased from 26% for the 1998 fiscal period to 28% for the current fiscal period as revenues from higher margin bar code and office products accounted for a greater portion of the Company's consolidated net revenues. Competitive price pressures in the bar code market and higher per unit production costs in the footwear unit continued to depress margins.

The bar code business incurred expenses of $418,000 on new product development in the nine months of fiscal 1999 as compared to $213,000 for the same period of fiscal 1998.

Selling, general and administrative expenses as a percent of consolidated net revenues for the first nine months of fiscal 1999 and fiscal 1998 were 24.1% and 19.6%, respectively. Total SG&A expenses increased by approximately $286,000 for the current fiscal reporting period as compared to the same reporting period for fiscal 1998. Increased expenditures for sales salaries and commissions, professional fees, health insurance costs, and sales training expenses were partially offset by reduced administrative salary cost, business insurance, and employee benefits.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1997, Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings Per Share", was issued. SFAS No. 128 requires disclosures of "basic" and "diluted" earnings per share where potential common stock may be issued in the future. SFAS No. 128 is effective for the Registrant for periods ending after December 15, 1997. Since the Registrant has no dilutive instruments, only basic earnings per share information is disclosed.

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

In June 1997, Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income", was issued. SFAS No. 130 requires disclosures of comprehensive income (which is defined as "the change in equity during a period excluding changes resulting from investments by stockholders and distributions to stockholders") and its components. SFAS No. 130 is effective for the Registrant beginning with the fiscal year ending July 31, 1999, and has been adopted. Comprehensive income is not different from net income, as there are no items of other comprehensive income at May 1, 1999, August 1, 1998, and May 2, 1998

Also, in June 1997, SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", was issued. SFAS No. 131 redefines how operating segments are determined and requires disclosures of certain descriptive information about a company's operating segments. SFAS No. 131 will be effective for the Registrant for the fiscal year ending July 31, 1999. Management is evaluating the effect of SFAS No. 131 on the Registrant's future disclosures.

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

While the Registrant believes that its computer hardware, licensed software, and internally generated software critical to its business will be compliant on a timely basis, there can be no assurance that every such product will be compliant on a timely basis and there can be no assurance that there will be no material disruption to the Registrant's business if such products are not compliant. The Registrant believes that the actual expenses involved in making the internal processing systems year 2000 compliant will not be material when completed.

The Registrant continues to survey its mission critical business partners. As of May 1, 1999, a significant number of business partners had responded to being confident that they were currently Y2K compliant or will be before January 1, 2000. Letters have been sent to those business partners who have not responded requesting their Y2K compliance response before June 30, 1999. Contingency plans will be developed to mitigate any disruption to business activities associated with those business partners that do not respond. These contingency plans are targeted for completion by September 30, 1999. The costs associated with this phase of the plan are being expensed as incurred and are not expected to be material. Because the Registrant relies on the business activities of its many business partners to be year 2000 compliant, there can be no assurance that there will not be a material disruption to the Registrant's business or an increase in the cost of doing business.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the impact of interest rate changes due to its aggregate $2.75 million lines of credit and a term loan through its wholly owned subsidiary, American West Trading Company. As of May 1, 1999, there was no outstanding indebtedness under the lines of credit and $5.4 million was outstanding on the term loan. The Company does not buy or sell derivative financial instruments for trading purposes. Borrowings under the Company's credit facilities described above bear interest at rates based upon the "Prime Rate" offered by the applicable lender less one-half percent. The Company has not entered into any swap agreements or engaged in any other hedging activities with respect to this variable rate indebtedness. An increase of 1% in the current interest rate under the Company's credit facilities would increase annual interest expense by approximately $60,000 (assuming the Company's aggregate borrowings under the credit facilities averaged $6.0 million during a fiscal year).


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

(b) No reports on Form 8-K were filed during the quarter ended May 1, 1999.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    MCRAE INDUSTRIES, INC.
                                         (Registrant)



  DATE: June 15, 1999               By: /s/D. Gary McRae
       --------------                  ----------------------------------------
                                        D. Gary McRae
                                        President and CEO
                                        (Principal Executive Officer)




  DATE: June 15, 1999               By: /s/Marvin G. Kiser, Sr.
       --------------                  ----------------------------------------
                                        Marvin G. Kiser, Sr.
                                        (Principal Accounting Officer)