Form 10-K405
period 1999-07-31
MCRAE INDUSTRIES INC
filed 1999-10-29
CIK 729284

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

                     For the fiscal year ended July 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment of this Form 10-K. [X]

The aggregate market value of shares of the Registrant's $1 par value Class A and Class B Common Stock held by non-affiliates as of October 21, 1999 was approximately $5,292,000 and $1,265,000, respectively. On October 21, 1999, 1,857,974 Class A shares and 910,525 Class B shares of the Registrant's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual shareholders meeting to be held on December 16, 1999 are incorporated by reference into Part III.

                                     PART I

ITEM 1. BUSINESS

The Registrant is a Delaware corporation organized in 1983 and is the successor to a North Carolina corporation organized in 1959. The Company's principal lines of business are: manufacturing and selling bar code reading and related printing devices; manufacturing and selling military combat boots, western and work boots; selling, leasing, and servicing office equipment; and commercial printing and packaging.

BAR CODE OPERATIONS

The bar code unit manufactures and sells bar code reading and printing devices and other items related to optical data collection, including licensing and selling computer software through Compsee, Inc. (Compsee), a 94% owned subsidiary. Compsee markets, sells, and services its products directly through sales centers located throughout the United States. Compsee also sells its products in Central and South America, Europe, Australia, the Middle East, and the Pacific Rim countries through foreign distributors. Compsee's export sales were 1% of the Registrant's consolidated net revenues for each of the last three fiscal years.

Compsee designs and manufacturers QuickReader and QuickLink bar code readers. Principal materials used in Compsee's assembly operations consist of various electrical and electronic components that are readily available from a number of sources. During fiscal 1996, Compsee introduced APEX II, a new portable bar code scanner. This product was well received in the market and provided 11% and 13% of Compsee sales for fiscal 1999 and 1998, respectively. A companion product, the APEX II cradle, which facilitates data transfer and provides battery recharging capabilities, was added to the product line in fiscal 1997. Compsee's wedge product line was upgraded in fiscal 1998 with the introduction of the Turbowedge line of bar code wedge readers. These products offer several new features and were well received in the market.

The markets in which this business unit operates are generally highly competitive. The Registrant is not aware of any reliable statistics that would enable the Registrant to determine the relative position of Compsee or its products within the industry. Competition in the industry is principally based on product features, customer service and price. The major competitors in the industry include Percon, Unitech, UBI, and Handheld Products.

Net revenues derived from this unit in fiscal 1999, 1998, and 1997 were 29%, 28%, and 27% of the Registrant's consolidated net revenues, respectively. QuickReaders and QuickLink bar code readers developed and marketed by Compsee accounted for 10%, 12%, and 25% of Compsee's net revenues and for 3%, 3%, and 7%, respectively, of the Registrant's consolidated net revenues during fiscal 1999, 1998, and 1997. There was no significant backlog of firm orders for this unit at July 31, 1999.

FOOTWEAR MANUFACTURING

The Registrant's footwear manufacturing operations include the manufacture and sale of military combat boots. The Registrant has manufactured Direct Molded Sole military combat boots for the United States Government (the Government) since 1966. On April 30, 1996, the Registrant acquired American West Trading Company (American West) which manufactures western boots, work boots, military dress oxfords, and military safety boots.

Whenever the Government determines a need for producing combat boots because of the number of new recruits entering the services, and the need to replenish its inventory to replace worn out boots, the Government solicits contracts from U.S. boot manufacturers. The solicitation process typically includes the evaluation by the Government of written technical and cost proposals. The Government awards contracts on negotiated per pair contract prices based on estimated allowable costs as projected for the subsequent fiscal year plus a reasonable profit margin. This profit margin is subject to the Government's determination that the prices are "fair" and "reasonable." All recent Government contracts for military boots have been awarded to four manufacturers, of which the Registrant is one. The Registrant is currently in the third year of the most recent contract awarded by the Government in April 1997 (the Contract). The Contract provides for a base year and four one year extensions which may be exercised by the Government at its sole discretion for the purchase of additional option quantities of military combat boots. The current option period will expire in April 2000. There can be no assurances that the Government will exercise the subsequent renewal options under the Contract or that the Registrant would be successful in any solicitation of another contract with the Government upon termination of the current Contract.

No one company dominates the Government military boot industry. Price, quality, manufacturing efficiency, and delivery are the areas emphasized by the Registrant to strengthen its competitive position. The Registrant also sells boots to civilian and other military customers including other countries. Military boot sales to the Government were $6.9 million, $9.1 million, and $11.5 million, for fiscal 1999, 1998, and 1997, respectively, under the current and predecessor contracts.

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

In addition to the western and work boot product lines, American West began producing two styles of military footwear (military dress oxfords and military safety shoes) in fiscal 1997. Net revenues from military sales from American West amounted to approximately $575,000, $3.1 million, and $750,000 in fiscal 1999, 1998, and 1997, respectively, and are in addition to military combat boot sales under the Contract described above.

During fiscal 1997, American West consolidated its manufacturing operation by combining all manufacturing operations at the Waverly facility. The Dresden location continues to provide storage, warehouse and shipping functions. The "upper" parts of boots produced at American West are constructed from leather and/or synthetic material and the sole and heels consist of either leather, rubber and/or rubber-plastic blended material. All raw materials necessary for manufacturing the boots are readily available from several suppliers, both domestic and abroad.

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

American West coordinates its manufacturing and inventory according to the seasonality of its business which tends to have higher sales occurring generally in the fall and winter months. American West contributed $6.4 million, $10.9 million, and $12.9 million, or 12%, 18%, and 22% in consolidated net revenues for fiscal 1999, 1998, and 1997, respectively. There were no sales to Walmart for fiscal 1999 as compared to $3.4 million and $4.1 million for fiscal 1998 and 1997, respectively.

The Registrant's backlog of firm orders for military combat boots and shoes at July 31, 1999 and August 1, 1998 totaled approximately $6,500,000 (all of which is expected to be filled during the current fiscal year) and $5,000,000, respectively. The backlog of firm orders for western and work boots at July 31, 1999 totaled approximately $376,000 (all of which is expected to be filled during the current year).

Net revenues derived from the military combat boot segment in fiscal 1999, 1998, and 1997 were 14%, 19%, and 21%, respectively, of the Registrant's consolidated net revenues.

Net revenues derived from the western and work boot segment in fiscal 1999, 1998, and 1997 were 12%, 18%, and 22%, respectively, of the Registrant's consolidated net revenues.

OFFICE PRODUCTS AND PRINTING BUSINESS

McRae Office Solutions, Inc. (Office Solutions), formerly McRae Graphics, Inc., a wholly owned subsidiary, is a non-exclusive distributor of Toshiba photocopier and facsimile machines in North Carolina and parts of Virginia and South Carolina. Office Solutions operates eight district sales offices throughout the state of North Carolina. Office Solutions is also the sole distributor in North Carolina of RISO digital/duplicators. Machines, components, and certain supplies sold by Office Solutions during fiscal 1999 are generally available only from Toshiba and RISO.

The Registrant also competes in the printing and packaging market through a wholly owned subsidiary, Rae-Print Packaging, Inc. (Rae-Print). Rae-Print prints packaging materials principally for the textile industry as well as for commercial and industrial customers. In addition, this business expanded its market coverage to include packaging of poster board for the wholesale paper products market. The principal materials used in Rae-Print's operations are paperboard and related products, which were readily available from a number of sources during the year.

The office products and printing industries are generally highly competitive, with price and service being the dominant factors. The Registrant is not aware of any reliable statistics that would indicate its relative position within these industries in the geographical area in which it competes.

Net revenues derived from the office products segment during fiscal 1999, 1998, and 1997 were 39%, 30%, and 25%, respectively, and from the printing segment were 6%, 5%, and 4%, respectively, of the Registrant's consolidated net revenues. There was no significant backlog of firm orders for these segments.

OTHER BUSINESSES

The Registrant's Financing and Leasing Division manages the Registrant's short term investments and marketable securities. This division is also engaged in equipment leasing and the financing of receivables for other businesses and individuals.

OTHER INVESTMENT INTERESTS

The Registrant has an investment in the outstanding Common Stock of American Mortgage and Investment Company (AMIC). AMIC is located in Charleston, South Carolina and is engaged in real estate development and sales, primarily lots for single family dwellings, in the coastal region of South Carolina. D. Gary McRae, President of the Registrant, is President of AMIC. The Registrant also owns 100% of the outstanding 20% cumulative convertible preferred stock of AMIC. The investment in this preferred stock was written down to zero by the Registrant during fiscal 1990. Write downs in subsequent periods totaling approximately $273,000 have been made on the Registrant's books to reduce notes and accounts receivable due from AMIC in order to reflect the Registrant's equity in AMIC. AMIC has been operating under Chapter X of the United States Bankruptcy Act since 1974.

EMPLOYMENT

As of July 31, 1999, the Registrant employed approximately 469 persons in all divisions and subsidiaries. None of the Registrant's employees are represented by collective bargaining or a labor union. The Registrant considers its relationship with its employees to be good.

FINANCIAL INFORMATION ABOUT OPERATING SEGMENTS

Financial information for the past three fiscal years with respect to the Registrant's operating segments are incorporated herein by reference to note 15 to the consolidated financial statements included in this Report.

RESEARCH AND DEVELOPMENT

Research and development costs related to future products amounted to $524,000, $572,000, and $256,000 for fiscal 1999, 1998, and 1997, respectively.

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

Highway 109 North             Footwear storage                     4,800 square
Mt. Gilead, N.C.                                                   feet

111 Main Street               Printing operation                   11,520 square
Mt. Gilead, N.C.                                                   feet

601 E. Railroad Street        Footwear manufacturing               71,520 square
Waverly, TN                                                        feet

100 Hillcrest Street          Footwear storage and warehouse       76,720 square
Dresden, TN                                                        feet


In addition to these principal locations, the Registrant and its subsidiaries lease other offices throughout the United States. The Registrant also owned approximately 500 acres of undeveloped land on July 31, 1999 that is being held for investment purposes.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Each of the Registrant's classes of Common Stock are traded on the American Stock Exchange (ticker symbol MRI-A and MRI-B). As of October 21, 1999, there were approximately 453 record holders of the Registrant's Class A Common Stock and approximately 404 record holders of the Class B Common Stock. High and low stock prices and dividends declared per share for the last two fiscal years were:



CLASS A COMMON STOCK:

                   FISCAL 1999                           FISCAL 1998
          ---------------------------               ------------------------
          SALES   PRICE       CASH                  SALES  PRICE     CASH
          -------------     DIVIDENDS               ------------   DIVIDENDS
QUARTER   HIGH    LOW       DECLARED                HIGH    LOW    DECLARED
-------   ----    ---       ---------               ----    ---    ---------

First    $7.32   $5.75      $.0900                 $10.25  $8.63   $.0900
Second    8.75    5.75       .0900                   9.38   7.56    .0900
Third     6.07    4.50       .0900                   8.13   6.88    .0900
Fourth    6.00    5.63       .0900                   8.25   6.69    .0900



CLASS B COMMON STOCK:

          FISCAL 1999                               FISCAL 1998
          ------------                              ------------
          SALES  PRICE                              SALES  PRICE
          ------------                              ------------
QUARTER   HIGH     LOW                              HIGH    LOW
-------   ----     ---                              ----    ---

First    $7.00   $7.00                             $10.00  $8.50
Second    8.00    5.75                               9.13   7.63
Third     6.00    4.63                               7.75   7.50
Fourth    5.75    5.38                               7.75   7.25


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



FISCAL YEAR ENDED       7-31-99      8-1-98      8-2-97       8-3-96      7-29-95
                      -----------  ----------  -----------   ---------   ----------

INCOME STATEMENT DATA:

Net revenues         $51,454,000  $60,087,000  $58,480,000 $48,724,000  $40,624,000

Net earnings             782,000    2,265,000    2,339,000   2,282,000    2,184,000

Net earnings,
  per common share:         0.28         0.82         0.85        0.84         0.80
                      -----------  ----------  -----------   ---------   ----------

BALANCE SHEET DATA:

Total assets         $39,951,000  $40,457,000  $39,725,000 $39,561,000  $29,583,000

Long-term liabilities  5,280,000    5,594,000    5,854,000   6,285,000          -0-

Working capital       20,962,000   21,408,000   18,412,000  16,953,000   12,306,000

Shareholders' equity  27,901,000   27,784,000   26,174,000  24,364,000   22,669,000

Weighted average
 number of common
 shares outstanding(a) 2,768,499    2,768,499    2,761,825   2,731,334    2,731,210

Cash dividends
 declared per common
 share(b)                  $0.36        $0.36        $0.36       $0.35        $0.35
                     ------------- ----------    ---------   ---------     --------

(a) Includes both Class A and Class B Common Stock
(b) Dividends were paid only on Class A Common Stock

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DESCRIPTION OF BUSINESS SEGMENTS

The Company has five primary business units: the bar code unit operates under the name Compsee, Inc. (Compsee); the office products unit operates under the name McRae Office Solutions, Inc. (Office Solutions); the military boot unit operates under the names McRae Footwear; the western and work boot unit operates under the name American West Trading Company; and the commercial printing unit operates under the name Rae-Print, Inc. (Rae-Print). The Company also operates other smaller businesses.

A summary of the net revenues; gross profits; selling, general and administrative expenses; and operating profits of the major business units for fiscal years 1997 through 1999 is presented in the following chart. Certain reclassifications have been made to the prior year amounts to conform with the current year presentation.


                          FISCAL YEAR            PERCENT CHANGE            FISCAL YEAR
                     1999    1998    1997      OVER PRIOR PERIOD      1999   1998    1997
                    DOLLARS  (IN THOUSANDS)     1999        1998    PERCENT OF NET REVENUES
                    ------------------------    ----------------    -----------------------
NET REVENUES
 Bar Code           $14,695  $17,084 $15,944     (14.0)      7.2      29       28      27
 Office Products     19,846   18,051  14,857       9.9      21.5      39       30      25
 Military Boot        7,365   11,106  12,462     (33.7)    (10.9)     14       19      21
 Western/Work Boots   6,402   10,926  12,917     (41.4)    (15.4)     12       18      22
 Printing             3,164    2,936   2,083       7.8      41.0       6        5       4
 Eliminations/other     (18)     (16)    217        NM        NM       0        0       1
                     -----------------------     -----     -----    ------------------------
 Consolidated       $51,454  $60,087 $58,480     (14.4)      2.7     100      100     100

GROSS PROFIT                                                        GROSS PROFIT PERCENTAGE
                                                                    -----------------------
 Bar Code           $ 5,233  $ 6,254 $ 6,589     (16.3)     (5.1)     36       37      41
 Office Products      6,129    5,934   4,696       3.3      26.4      31       33      32
 Military Boots       1,627    2,138   2,880     (23.9)    (25.8)     22       19      23
 Western/Work Boots     687      961   1,544     (28.5)    (37.8)     11        9      12
 Printing               135      305     217     (55.8)     40.6       4       10      10
 Eliminations/other     (80)     (92)    (59)       NM        NM
                    -------------------------    -----     ------   ------------------------
 Consolidated       $13,731  $15,500 $15,867     (11.4)     (2.3)     27       26      27

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                        PERCENTAGE OF NET REVENUES
                                                                    --------------------------
 Bar Code           $ 5,087  $ 5,324 $ 5,260      (4.5)      1.2      35       31      33
 Office Products      5,408    4,394   4,288      23.1       2.5      27       24      29
 Military Boots         311      477     489     (34.8)     (2.5)      4        4       4
 Western/Work Boots   1,391    1,427   1,713      (2.5)    (16.7)     22       13      13
 Printing               208      219     199      (5.0)     10.1       7        7      10
 Eliminations/other      (9)      41      73        NM        NM
                    -------------------------    -----     -----    -----------------------
 Consolidated       $12,396  $11,882 $12,022       4.3      (1.2)     24       20      21

OPERATING PROFIT                                                    PERCENTAGE OF NET REVENUES
                                                                    --------------------------
 Bar Code           $   146  $   930 $ 1,329     (84.3)    (30.0)      1        5       8
 Office Products        721    1,540     408     (53.2)    277.5       4        9       3
 Military Boots       1,316    1,661   2,391     (20.8)    (30.5)     18       15      19
 Western/Work Boots    (704)    (466)   (169)    (51.1)   (175.7)    (11)      (4)     (1)
 Printing               (73)      86      18    (184.9)    377.8      (2)       3       1
 Eliminations/other     (71)    (133)   (132)       NM        NM
                    -------------------------   ------    -------   ------------------------
 Consolidated       $ 1,335  $ 3,618 $ 3,845     (63.1)     (5.9)      3        6       7

CONSOLIDATED RESULTS OF OPERATIONS, FISCAL 1999 COMPARED TO FISCAL 1998

The Company's consolidated net revenues for fiscal 1999 amounted to $51.5 million, a decrease of 14.4% from the $60.1 million level reported for fiscal 1998. This decrease in net revenues was primarily the result of lower net revenues in the bar code unit, the military boot unit, and the western and work boot unit. These units posted net revenue decreases of 14.0%, 33.7%, and 41.4%, respectively. The office products and printing units partially offset the fiscal 1999 decline in net revenues by posting increased revenues of 9.9% and 7.8%, respectively.

Consolidated gross profit for fiscal 1999 decreased 11.4% from $15.5 million reported for fiscal 1998 primarily as a result of lower consolidated net revenues. As a percent of net revenues, gross profit increased to 27% from 26% for fiscal 1998. This increase was primarily attributable to the higher margin bar code and office products accounting for 68% of 1999 net revenues as compared to 58% in fiscal 1998.

Selling, general and administrative (SG&A) expenses increased by approximately $514,000 primarily attributable to higher expenditures for sales salaries and commissions, equipment rental, sales training, group health insurance, professional services, depreciation expense, and use tax audit adjustments. These higher costs were partially offset by cost reductions for telephone expense, employee benefit charges, and bad debt write-offs.

Consolidated operating profit declined from $3.6 million for fiscal 1998 to $1.3 million for fiscal 1999. This significant decrease in consolidated operating profit is attributable to lower revenues, reduced gross profit margins in the bar code and office products units, and higher operating costs in the office products unit. Total operating profit as a percentage of sales declined to 3%, down from 6% reported for fiscal 1998.

BAR CODE UNIT RESULTS OF OPERATIONS, FISCAL 1999 COMPARED TO FISCAL 1998

Compsee is a manufacturer and distributor of "hi-tech" bar code reading and printing devices and other peripheral equipment and supplies related to optical data collection. Compsee is a global company and continues to seek new markets throughout the United States and other parts of the world.

Net revenues for fiscal 1999 were $14.7 million, down $2.4 million from the level reported for fiscal 1998. This decrease in net revenues was primarily the result of lower "system" sales and the delay in introducing new products to the market. Gross profit margins continued to be influenced by competitive price pressures in the market and declined as a percentage of net revenues from 37% for fiscal 1998 to 36% for fiscal 1999. SG&A expenses decreased 4.5% from the $5.3 million level for fiscal 1998 primarily attributable to costs reductions in sales commissions, telephone expenses, travel related expenditures, employee benefit costs, bad debt write-offs, and research and development. These cost savings were partially offset by higher sales salaries, corporate charges, and professional services. Lower net revenues coupled with declining profit margins and higher operating costs resulted in a 84% decrease in operating profit for fiscal 1999.

OFFICE PRODUCTS UNIT RESULTS OF OPERATIONS, FISCAL 1999 COMPARED TO FISCAL 1998

McRae Office Solutions distributes Toshiba photocopiers, Toshiba facsimile machines, and RISO digital printing equipment throughout the state of North Carolina and parts of Virginia and South Carolina. McRae Office Solutions also provides service and supplies for these products.

Net revenues for fiscal 1999 reached $19.8 million, up $1.8 million or 9.9% compared to the results for fiscal 1998. The increase was primarily attributable to increased equipment sales to large county-wide educational systems. Gross profit as a percentage of net revenue declined to 31%, down from the 33% reported for fiscal 1998, and resulted from a greater proportion of lower margin sales to county-wide educational systems. SG&A expenses increased almost 23% for fiscal 1999 as compared to fiscal 1998. Increased expenditures for sales salaries and commissions, travel expenses, training, utilities, professional services, depreciation, corporate charges, and sales and use tax audit adjustments were partially offset by lower cost for employee benefits and bad debt write-offs. Lower gross profit margins and higher operating expenditures caused operating profits to decrease from the $1.5 million level for fiscal 1998 to approximately $721,000 for the current reporting period.

FOOTWEAR UNIT RESULTS OF OPERATIONS, FISCAL 1999 COMPARED TO FISCAL 1998

The footwear business unit manufactures and distributes military combat boots, military dress shoes, military safety boots, western boots, and work boots. The military footwear is primarily for the U. S. Government while the western and work boot products are for dress and casual wear for men and women.

Military boot net revenues for fiscal 1999 decreased approximately 34% from the fiscal 1998 level as a result of lower military boot sales to the U. S. Government and foreign governments. Gross profit declined from $2.1 million for fiscal 1998 to $1.6 million for fiscal 1999 as a result of lower net revenues. Gross profit as a percentage of net revenues increased to 22% for fiscal 1999 as compared to 19% for fiscal 1998. The increase was primarily attributable to lower manufacturing overhead expenditures. SG&A expenses as a percentage of net revenues also declined 35% for fiscal 1999 as compared to fiscal 1998 primarily as a result of lower corporate overhead charges. Military boot operating profit for fiscal 1999 amounted to $1.3 million, down $345,000 or 21% from the amount recorded for fiscal 1998. The impact of lower net revenues was partially offset by lower manufacturing and support costs.

The Company received notification from the Government to exercise its option to extend the Contract for a third year to cover the period from April 1999 to April 2000 which, at a minimum, provides for an increase by 24% of the number of pairs of military combat boots to be produced and sold to the Government over the amount sold for the twelve months ending in April 1999. The Company is currently in the third year of the most recent contract awarded by the Government in April 1997 (the Contract). The Contract provides for a base year and four one-year extensions which may be exercised by the Government at its sole discretion for the purchase of additional option quantities of military combat boots. The current option will expire in April 2000. There can be no assurances that the Government will exercise the subsequent renewal option under the Contract or that the Company would be successful in any solicitation of another contract with the Government upon termination of the current Contract.

Western and work boot net revenues decreased from $10.9 million for fiscal 1998 to $6.4 million for fiscal 1999 as the market for these products continues to be soft and the loss of Walmart business. Gross profit declined by 28% for the comparative periods primarily attributable to reduced net revenues. Lower manufacturing costs resulted in gross profit as a percentage of net revenues to increase from 9% in fiscal 1998 to 11% for the current reporting period. SG&A expenses amounted to approximately $1.4 million for fiscal 1999; however, as a percentage of net revenues SG&A expenses increased from 13% to 22% for fiscal 1998 and fiscal 1999, respectively. This increase resulted from the same level of SG&A expenditures supporting a 41% decrease in net revenues in fiscal 1999 as compared to fiscal 1998. The operating loss increased by 51% as a result of lower net revenues.

OTHER BUSINESS UNIT RESULTS OF OPERATIONS, FISCAL 1999 COMPARED TO FISCAL 1998

Net revenues for the printing unit increased to $3.2 million for fiscal 1999 as compared to $2.9 million for fiscal 1998 primarily attributable to strong demand for printed material and packaging services. Gross profit declined by approximately 56% for the current fiscal year as compared to fiscal 1998 and resulted from labor inefficiencies associated with the unit's packaging services program. SG&A expenditures were basically unchanged for the comparative periods. The fiscal 1999 operating loss resulted from the decline in gross profit associated with the labor inefficiencies.

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

Gross profit for fiscal 1998 amounted to $15.5 million, down $367,000 from the amount reported in fiscal 1997. Gross profit as a percentage of net revenues also declined from 27% to 26%. The bar code and footwear units were primarily responsible for the decline in gross profit with each unit reporting a 4% drop in gross profit percent from the level reported for fiscal 1997. The lower margins primarily resulted from competitive price pressures in the bar code unit and higher unit costs associated with reduced footwear production levels.

Selling, general and administrative (SG&A) expenses decreased by $140,000, or 1%, over the 1997 percentage primarily due to reductions in group health and life insurance, royalties, and bad debt write-offs. These cost savings were partially off-set by increased expenditures for research and development, professional services, and employee benefits.

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

BAR CODE UNIT RESULTS OF OPERATIONS, FISCAL 1998 COMPARED TO FISCAL 1997

Net revenues for fiscal 1998 were $17.1 million, an increase of 7.2% over fiscal 1997, primarily as a result of the introduction in fiscal 1998 of a "system" sales strategy and an increased contribution by its portable manufactured products. Price pressures in the highly competitive bar code industry, however, continued to suppress gross profit margins which declined from 41% in fiscal 1997 to 37% for fiscal 1998. SG&A expenses in fiscal 1998 amounted to $5.3 million, a 1.2% increase over fiscal 1997 and was primarily attributable to increased research and development expenditures in fiscal 1998. As a percentage of net revenues, however, SG&A expenses decreased from the 33% in fiscal 1997 to 31% in fiscal 1998 primarily as a result of lower sales salaries and commissions, group health and life insurance costs, advertising and marketing expenses, and corporate allocations. Lower profit margins coupled with higher R&D expenditures resulted in a 30% decrease in operating profit for fiscal 1998.

OFFICE PRODUCTS UNIT RESULTS OF OPERATIONS, FISCAL 1998 COMPARED TO FISCAL 1997

Net revenues for the business unit reached $18.1 million, a 21.5% increase over the net revenues reported for fiscal 1997. The increase was primarily attributable to strong demand for office products and to continued placement of equipment in large county-wide educational systems. Gross profit as a percent of related net revenues for fiscal 1998 was 33%, consistent with the levels reported for the past two fiscal years. SG&A expenses increased slightly in fiscal 1998 as compared to fiscal 1997, but as a percentage of net revenues declined from 29% in fiscal 1997 to 24% in fiscal 1998 as higher sales salaries and commissions were partially offset by reduced expenditures for group life and health insurance, administrative salaries, telephone expenses, and corporate allocations. Operating profits reached $1.5 million in fiscal 1998, a 278% increase over operating profits for fiscal 1997.

FOOTWEAR UNIT RESULTS OF OPERATIONS, FISCAL 1998 COMPARED TO FISCAL 1997

Net revenues for the military boot business decreased from $12.5 million for fiscal 1997 to $11.1 million in fiscal 1998 primarily due to lower footwear requirements of the U.S. Government. Gross profit as a percentage of related net revenues fell from 23% in fiscal 1997 to 19% in fiscal 1998 primarily as a result of higher unit costs of factory overhead associated with lower production levels. These higher unit costs were offset by reduced workforce levels in late fiscal 1997 and at various times during fiscal 1998. During fiscal 1998, the workforce of the military boot unit was reduced by 104 full time employees. As of August 1, 1998, the unit employed 208 employees. SG&A expenses were relatively unchanged for the comparative periods. Operating profits for the military boot unit were down approximately $730,000 as compared to fiscal 1997.

Net revenues for the western and work boot business decreased from $12.9 million for fiscal 1997 to $10.9 million for fiscal 1998 primarily due to a soft western and work boot market. Gross profit as a percentage of related net revenues declined from 12% in fiscal 1997 to 9% in fiscal 1998 as a result of higher unit costs of factory overhead associated with lower production levels. SG&A expenses were down approximately $300,000 attributable to lower selling and administrative salaries, royalties and bad debt expense. The operating loss increased from $169,000 for fiscal 1997 to $466,000 for fiscal 1998 as a result of lower net revenues and higher per unit production costs.

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

FINANCIAL CONDITION

The Registrant's financial condition remained strong at July 31, 1999 with a current ratio of 4.5 to 1 with net working capital amounting to approximately $21 million.

Operating activities provided a positive cash flow of approximately $1.3 million. Net earnings from operations, adjusted for depreciation and amortization, contributed $2.3 million. Collections on accounts receivable provided an additional $1.5 million primarily attributable to billing and timing differences related to the fourth quarters of fiscal 1999 and fiscal 1998. Inventory levels grew by approximately $2.0 million as the office products unit, printing unit and western boot unit increased product levels to service anticipated first quarter fiscal 2000 business. Accounts payable increased by approximately $565,000 as payments for year end inventory purchases were deferred until fiscal 2000. Income taxes provided a negative cash flow resulting from the payment of a portion of fiscal 1998 taxes in fiscal 1999 and a lower tax liability related to decreased taxable income.

The Registrant made capital expenditures for fiscal 1999 of $1.8 million primarily for the acquisition of rental machines and vehicles for the office products unit, molds for the bar code unit, and various office and manufacturing equipment. Investments in other assets and split dollar life insurance policies used approximately $322,000 of cash. Collections on the finance and leasing business unit's notes receivable provided a positive cash flow of $531,000.

The Registrant's primary sources of liquidity at July 31, 1999, in addition to continuing profitable operations, consisted of cash, cash equivalents, and short term investments totaling approximately $4.8 million and $2.75 million in two lines of credit, all of which was available at year end. It is management's opinion that the cash on hand, cash generated from operations, and the current credit facilities will be sufficient to meet the Registrant's capital requirements for fiscal 2000.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1997, Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings Per Share", was issued. SFAS No. 128 requires disclosures of "basic" and "diluted" earnings per share where potential common stock may be issued in the future. SFAS No. 128 has been adopted by the Registrant. Since the Registrant has no diluted instruments, only basic earnings per share information is disclosed.

Also in February 1997, SFAS No. 129, "Disclosures of Capital Structure", was issued. SFAS No. 129 requires information about capital structure to be disclosed in three separate categories - information about securities, liquidation preference of preferred stock, and redeemable stock. SFAS No. 129 has been adopted by the Registrant.

In June 1997, SFAS No. 130, "Reporting Comprehensive Income", was issued. SFAS No. 130 requires disclosures of comprehensive income (which is defined as "the change in equity during a period excluding changes resulting from investments by stockholders and distributions to stockholders") and its components. SFAS No. 130 has been adopted by the Registrant. The Registrant does not have any other comprehensive income at July 31, 1999, August 1, 1998, or August 2, 1997.

Also in June 1997, SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", was issued. SFAS No. 131 redefines how operating segments are determined and requires disclosures of certain financial and descriptive information about a company's operating segments. SFAS No. 131 has been adopted by the Registrant.

SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", was issued in February 1998. SFAS No. 132 revises employers' disclosures requirements regarding pensions and other post retirement benefit plans and has been adopted by the Registrant. The Registrant is in compliance with this reporting requirement.

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued and established the accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 will be effective for the Registrant for the fiscal year beginning August 1, 2000, as amended by SFAS No. 137. Currently, the Registrant is not involved in any derivative or hedging activities.

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

The Registrant has reviewed virtually all of its internally used computer hardware and software for year 2000 compliance. Non-compliant hardware has either been replaced, scheduled for replacement, or placed in non-mission critical functions. The critical computerized business systems utilized by the Registrant are primarily based on software products licensed from third parties that specialize in software development. These software vendors indicate that their products will be made compliant on a timely basis. In addition to purchased software, there are some program applications that have been developed internally. These programs are being assessed and those deemed to be critical to the business have been modified or replaced.

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

The Registrant has surveyed its mission critical business partners who provide goods and services. The survey findings indicate that a large majority of the Registrant's mission critical business partners have developed a plan to identify and remediate any potential barriers to year 2000 compliance. For those business partners who did not respond or whose response contained significant elements of risks, plans to find alternative suppliers have been initiated. The costs associated with this phase of the plan are being expensed as incurred and are not expected to be material. Because the Registrant relies on the business activities of its many business partners to be year 2000 compliant, there can be no assurance that there will not be a material disruption to the Registrant's business or an increase in the cost of doing business.

The Registrant expects to utilize the remainder of calendar 1999 to continue its evaluation efforts regarding all phases of year 2000 compliance. Pertinent contingency plans have been and will continue to be developed based on substantive determination that year 2000 non-compliance situations exist which could be disruptive and costly to the Registrant's business activities in the year 2000 and beyond.

All products currently manufactured by the Registrant are year 2000 compliant. Although older bar code products sold by the Registrant were not year 2000 compliant, the Registrant has delivered instructions to its customers on the appropriate methods to upgrade these products. Despite this, there can be no assurance that some customers will not assert claims against the Registrant because of the year 2000 issue.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report includes certain forward-looking statements as such term is defined in Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements involve certain risks and uncertainties, including but not limited to acquisitions, additional financing requirements, development of new products and services, the effect of competitive products and pricing, risks unique to selling goods to the Government (including termination of the Contract), the year 2000 problem, and the effect of general economic conditions, that could cause actual results to differ materially from those in such forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the impact of interest rate changes due to its aggregate $2.75 million lines of credit and a term loan through its wholly owned subsidiary, American West Trading Company. As of July 31, 1999, there was no outstanding indebtedness under the lines of credit and $5.6 million was outstanding on the term loan. The Company does not buy or sell derivative financial instruments for trading purposes. Borrowings under the Company's credit facilities described above bear interest at rates based upon the "Prime Rate" offered by the applicable lender less a margin of one-half percent. The Company has not entered into any swap agreements or engaged in any other hedging activities with respect to this variable rate indebtedness. An increase of 1% in the interest rate under the Company's credit facilities would increase annual interest expense by approximately $60,000 (assuming the Company's aggregate borrowings under the credit facilities averaged $6.0 million during a fiscal year).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents are filed as part of this report:

                                                                                PAGE
                                                                                ----

1. INDEPENDENT AUDITOR'S REPORT                                                  19

2. MCRAE INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED FINANCIAL
   STATEMENTS:

   Consolidated Balance Sheets as of July 31, 1999 and August 1, 1998           20-21

   Consolidated Statements of Operations for the Years Ended July 31, 1999,
   August 1, 1998, and August 2, 1997                                            22

   Consolidated Statements of Shareholders' Equity for the Years Ended
   July 31, 1999, August 1, 1998, and August 2, 1997                             23

   Consolidated Statements of Cash Flows for the Years Ended July 31, 1999,
   August 1, 1998, and August 2, 1997                                            24

   Notes to Consolidated Financial Statements                                   25-37

3. FINANCIAL STATEMENT SCHEDULE:

   Schedule II                                                                   38

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

                   GLEIBERMAN SPEARS SHEPHERD & MENAKER, P. A.


                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
and Shareholders of
McRae Industries, Inc.
Mount Gilead, North Carolina


We have audited the accompanying consolidated balance sheets of McRae Industries, Inc. and subsidiaries as of July 31, 1999, and August 1, 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended July 31, 1999, and the financial statement schedule listed under Item 8. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of McRae Industries, Inc. and subsidiaries as of July 31, 1999, and August 1, 1998, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1999, in conformity with generally accepted accounting principles. Further, in our opinion, the financial statement schedule referred to above presents fairly, in all material respects, the information stated therein, when considered in relation to the financial statements taken as a whole.


/s/ Gleiberman Spears Shepherd & Menaker, P.A.

October 6, 1999

                        Bank of America Plaza, Suite 2500
                    Charlotte, North Carolina 28280 Telephone
                        704-377-0220 Telefax 704-377-7612
                          Certified Public Accountants

CONSOLIDATED BALANCE SHEETS
MCRAE INDUSTRIES, INC. AND SUBSIDIARIES

                                                            July 31,          August 1,
                                                              1999              1998
                                                          -----------        -----------

ASSETS

Current assets:

     Cash and cash equivalents                            $ 4,705,000        $ 5,766,000

     Marketable securities (Note 2)                            63,000             63,000

     Accounts receivable, less allowances for
      doubtful accounts of $373,000 and
      $567,000, respectively (Note 6)                       7,566,000          9,108,000

     Notes receivable, current portion
      Employees                                                64,000             96,000
      Other                                                   216,000            264,000

     Inventories (Notes 3 and 6)                           13,461,000         11,468,000

     Net investment in capitalized leases,
      current portion (Note 4)                                726,000            786,000

     Prepaid expenses and other current assets                212,000            242,000
                                                          -----------        -----------

           Total current assets                            27,013,000         27,793,000

Property, plant and equipment, net (Notes 5 and 6)          6,410,000          6,360,000

Other assets:

     Notes and accounts receivable, related
      entities (Notes 11 and 12)                              941,000            965,000

     Net investment in capitalized leases,
      net of current portion (Note 4)                       2,350,000          1,939,000

     Notes receivable, net of current portion
      Employees                                               102,000            249,000
      Other                                                   450,000            749,000

     Real estate held for investment                          494,000            494,000

     Goodwill                                                 550,000            589,000

     Other (Note 12)                                        1,641,000          1,319,000
                                                          -----------        -----------

           Total other assets                               6,528,000          6,304,000
                                                          -----------        -----------

                    Total assets                          $39,951,000        $40,457,000
                                                          -----------        -----------



                 See notes to consolidated financial statements

CONSOLIDATED BALANCE SHEETS
MCRAE INDUSTRIES, INC. AND SUBSIDIARIES


                                                                   July 31,          August 1,
                                                                    1999               1998
                                                                 -----------        -----------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

    Current portion of notes payable, banks (Note 6)             $   295,000            271,000

    Accounts payable                                               2,589,000          2,024,000

    Accrued employee benefits (Note 7)                               250,000            550,000

    Deferred revenues                                              1,338,000          1,536,000

    Accrued payroll and payroll taxes                                636,000            561,000

    Income taxes (Note 8)                                            111,000            821,000

    Other (Note 8)                                                   832,000            622,000
                                                                 -----------        -----------

                  Total current liabilities                        6,051,000          6,385,000

Notes payable, banks, net of current portion (Note 6)              5,280,000          5,594,000

Minority interest (Note 9)                                           719,000            694,000

Commitments and contingencies (Note 9)

Shareholders' equity: (Note 10)
 Common stock:
      Class A, $1 par value; authorized
      5,000,000 shares; issued and outstanding,
      1,857,774 and 1,819,728 shares, respectively                 1,858,000          1,820,000

      Class B, $1 par value; authorized
      2,500,000 shares; issued and outstanding,
      910,725 and  948,771 shares, respectively                      911,000            949,000

 Additional paid-in capital                                          791,000            791,000

 Retained earnings                                                24,341,000         24,224,000
                                                                 -----------        -----------

       Total shareholders' equity                                 27,901,000         27,784,000
                                                                 -----------        -----------

               Total liabilities and shareholders' equity        $39,951,000        $40,457,000
                                                                 -----------        -----------


                 See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS
MCRAE INDUSTRIES, INC. AND SUBSIDIARIES


For the Years Ended                          July 31,          August 1,          August 2,
                                               1999              1998               1997
                                           -----------        -----------        -----------

Net revenues                               $51,454,000        $60,087,000        $58,480,000

Cost of revenues                            37,723,000         44,587,000         42,613,000

Gross profit                                13,731,000         15,500,000         15,867,000

Selling, general and
 administrative expenses                    12,396,000         11,882,000         12,022,000

Earnings from operations                     1,335,000          3,618,000          3,845,000

Other income, net                              343,000            759,000            514,000

Interest expense (Note 6)                      420,000            513,000            500,000

Earnings before income
 taxes and minority interest                 1,258,000          3,864,000          3,859,000

Provision for income taxes (Note 8)            452,000          1,554,000          1,448,000

Minority shareholder's interest
 in earnings of subsidiary (Note 9)             24,000             45,000             72,000
                                           -----------        -----------        -----------

Net earnings                               $   782,000        $ 2,265,000        $ 2,339,000
                                           -----------        -----------        -----------

Net earnings per common share              $      0.28        $      0.82        $      0.85

Weighted average number of
 common shares outstanding                   2,768,499          2,768,499          2,761,825
                                           -----------        -----------        -----------


                 See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
MCRAE INDUSTRIES, INC. AND SUBSIDIARIES


                                 COMMON STOCK, $1 PAR VALUE
                                  CLASS A              CLASS B       ADDITIONAL        RETAINED
                              SHARES     AMOUNT    SHARES   AMOUNT   PAID-IN CAPITAL   EARNINGS
                            -------------------------------------------------------------------
BALANCE, AUGUST 3, 1996     1,788,286 $1,788,000   951,213 $951,000    $705,000     $20,920,000

Shares issued                  14,500     15,000    14,500   15,000      86,000

Conversion of Class B to       13,546     14,000   (13,546) (14,000)
 Class A stock

Cash dividend ($.36 per
 Class A common stock)                                                                 (645,000)

Net earnings                                                                          2,339,000
                            -------------------------------------------------------------------

BALANCE, AUGUST 2, 1997     1,816,332  1,817,000   952,167  952,000     791,000      22,614,000

Conversion of Class B to
 Class A stock                  3,396      3,000    (3,396)  (3,000)

Cash dividend ($.36 per
 Class A common stock)                                                                 (655,000)

Net earnings                                                                          2,265,000
                            -------------------------------------------------------------------

BALANCE, AUGUST 1, 1998     1,819,728  1,820,000   948,771  949,000     791,000      24,224,000

Conversion of Class B to
 Class A stock                 38,046     38,000   (38,046) (38,000)

Cash dividend ($.36 per
 Class A common stock                                                                  (665,000)

Net earnings                                                                            782,000
                            -------------------------------------------------------------------

BALANCE, JULY 31, 1999      1,857,774  $1,858,000  910,725 $911,000    $791,000     $24,341,000
                            -------------------------------------------------------------------


                 See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
MCRAE INDUSTRIES, INC. AND SUBSIDIARIES


For the Years Ended                                         July 31,         August 1,         August 2,
                                                             1999              1998               1997
                                                          -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                              $   782,000       $ 2,265,000       $ 2,339,000
Adjustments to reconcile net earnings
  to net cash provided by operating activities:
 Depreciation and amortization                              1,566,000         1,529,000         1,610,000
 Equity in net (income) loss of investee                       29,000          (101,000)          (81,000)
 Minority shareholder's interest in earnings
  of subsidiary                                                24,000            45,000            72,000
 Gain on sale of assets                                        (7,000)          (75,000)          (57,000)
 Gain on realization of officer life insurance                                                   (174,000)
Changes in operating assets and liabilities:
 Accounts receivable                                        1,542,000        (2,802,000)        3,896,000
 Inventories                                               (1,993,000)          456,000           716,000
 Net investment in capitalized leases                        (351,000)          (51,000)           90,000
 Prepaid expenses and other current assets                     30,000           (39,000)            7,000
 Accounts payable                                             565,000           222,000        (1,095,000)
 Accrued employee benefits                                   (300,000)          (51,000)         (245,000)
 Deferred revenues                                           (198,000)           19,000            63,000
 Accrued payroll and payroll taxes                             75,000           (81,000)          (90,000)
 Income taxes                                                (710,000)          289,000          (227,000)
 Other                                                        210,000                              42,000
                                                          -----------       -----------       -----------
 NET CASH PROVIDED BY OPERATING ACTIVITIES                  1,264,000         1,625,000         6,866,000
                                                          -----------       -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property                                226,000           295,000           475,000
Proceeds from sale of short term investments                                      1,000             1,000
Proceeds from officers life insurance                                                             329,000
Purchase of other assets                                     (322,000)         (213,000)         (220,000)
Purchase of minority interest                                                  (220,000)
Capital expenditures                                       (1,795,000)       (1,660,000)       (1,217,000)
Advances to related parties                                   (66,000)         (182,000)         (316,000)
Collections from related parties                               61,000         1,994,000            80,000
Advances on notes receivable                                   (5,000)         (961,000)       (1,526,000)
Collections on notes receivable                               531,000         1,370,000         1,115,000
                                                          -----------       -----------       -----------
 NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES       (1,370,000)          424,000        (1,279,000)
                                                          -----------       -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings(payments) on lines of credit                                    (798,000)          398,000
Principal repayments of long-term debt                       (290,000)         (303,000)         (506,000)
Proceeds from exercise of stock options and
 issuance of common stock                                                                          58,000
Dividends paid                                               (665,000)         (655,000)         (645,000)
                                                          -----------       -----------       -----------
 NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES         (955,000)       (1,756,000)         (695,000)
                                                          -----------       -----------       -----------
NET INCREASE (DECREASE) IN CASH EQUIVALENTS                (1,061,000)          293,000         4,892,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR              5,766,000         5,473,000           581,000
                                                          -----------       -----------       -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                  $ 4,705,000       $ 5,766,000       $ 5,473,000
                                                          -----------       -----------       -----------


                 See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MCRAE INDUSTRIES, INC. AND SUBSIDIARIES

For the Years Ended July 31, 1999, August 1, 1998, and August 2, 1997


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

The Company sells equipment under sales-type equipment leasing and third party leasing companies. Sales of the equipment under cost per copy lease agreements are recognized when third party or sales-type lease agreements are signed and the equipment is installed. Revenue from copy usage in excess of the lease minimum is recognized when billed on a quarterly or monthly basis on the actual usage. Maintenance and supplies expenses related to these cost per copy lease agreements are recognized as incurred.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1997, Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", was issued. SFAS No. 128 requires disclosures of "basic" and "diluted" earnings per share where potential common stock may be issued in the future. SFAS No. 128 has been adopted by the Company. Since the Registrant has no diluted instruments, only basic earnings per share information is disclosed.

Also in February 1997, SFAS No. 129, "Disclosures of Capital Structure", was issued. SFAS No. 129 requires information about capital structure to be disclosed in three separate categories - information about securities, liquidation preference of preferred stock, and redeemable stock. SFAS No. 129 has been adopted by the Company.

In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", was issued. SFAS No. 130 requires disclosures of comprehensive income (which is defined as "the change in equity during a period excluding changes resulting from investments by stockholders and distributions to stockholders") and its components. SFAS No. 130 has been adopted by the Company. The Company does not have any other comprehensive income at July 31, 1999, August 1, 1998, or August 2, 1997.

Also in June 1997, SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", was issued. SFAS No. 131 redefines how operating segments are determined and requires disclosures of certain financial and descriptive information about a company's operating segments. SFAS No. 131 has been adopted by the Company.

SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", was issued in February 1998. SFAS No. 132 revises employers' disclosures requirements regarding pensions and other post retirement benefit plans and has been adopted by the Company. The Company is in compliance with this reporting requirement.

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued and established the accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 will be effective for the Company for the fiscal year beginning August 1, 2000, as amended by SFAS No. 137. Currently, the Company is not involved in any derivative or hedging activities.

RESEARCH AND DEVELOPMENT

Research and development costs related to future products are expensed in the year incurred. Research and development expense for fiscal 1999, 1998, and 1997 were $524,000, $572,000, and $256,000, respectively.

ADVERTISING

The Company expenses advertising costs when incurred. Advertising expense amounted to $210,000, $278,000, and $218,000 for fiscal 1999, 1998, and 1997, respectively.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior years' financial statements and notes thereto to conform with the current year presentation.

2. MARKETABLE SECURITIES

The following is a summary of the estimated fair market value of available for sale securities:

                                                    1999           1998
                                                   -------        -------
Municipal Bonds                                    $55,000        $55,000
Common Stocks                                        8,000          8,000
                                                   -------        -------
                                                   $63,000        $63,000
                                                   -------        -------

Expected maturities may differ from contractual maturities of the municipal bonds because the issuers of the securities may have the right to prepay obligations without prepayment penalties. There were no significant unrealized gains and losses at July 31, 1999 or August 1, 1998 and, as such, were not recorded.

3. INVENTORIES

Current costs exceed the LIFO value of inventories by approximately $744,000 and $789,000 at July 31, 1999 and August 1, 1998, respectively. Year-end inventories valued under the LIFO method were $6,419,000 and $5,251,000 at July 31, 1999 and August 1, 1998, respectively. During fiscal years 1999 and 1998, LIFO inventory quantities were reduced resulting in a partial liquidation of the LIFO bases, the effect of which increased net earnings by $27,000 and $115,000, respectively. The components of inventory at each year end are as follows:

                                                   1999           1998
                                               -----------    ------------
Raw materials                                  $ 2,761,000    $ 2,366,000
Work-in-process                                    675,000        413,000
Finished goods                                  10,025,000      8,689,000
                                               -----------    -----------

                                               $13,461,000    $11,468,000
                                               -----------    -----------

4. LEASES

The Company leases photocopier products under sales-type leases. The Company's net investment in these leases is as follows:

                                                       1999           1998
                                                   -----------   ------------
Minimum lease payments receivable                  $ 3,630,000   $ 3,197,000
Estimated unguaranteed residual values                 186,000       219,000
Unearned income                                       (552,000)     (540,000)
Allowance for doubtful accounts                       (188,000)     (151,000)
                                                   ------------  ------------
Net investment                                       3,076,000     2,725,000

Less: Current portion                                  726,000       786,000
                                                   ------------  -----------
                                                   $ 2,350,000   $ 1,939,000
                                                   ------------  -----------

The scheduled maturities for the above minimum lease payments receivable at July 31, 1999 are as follows:

FISCAL YEAR ENDING
2000                                                $ 1,146,000
2001                                                    925,000
2002                                                    749,000
2003                                                    537,000
2004 and thereafter                                     273,000
                                                        -------
Total minimum lease payments receivable             $ 3,630,000
                                                    -----------

5. PROPERTY, PLANT AND EQUIPMENT

                                                         1999          1998
                                                    ------------  ------------
Land and improvements                               $   740,000   $   740,000
Buildings                                             4,181,000     4,231,000
Machinery and equipment                               8,638,000     7,560,000
Furniture and fixtures                                2,809,000     2,949,000
                                                    ------------  -----------
                                                     16,368,000    15,480,000
Less: Accumulated depreciation                        9,958,000     9,120,000
                                                    ------------  -----------
                                                    $ 6,410,000   $ 6,360,000
                                                    ------------  -----------

Depreciation expense for fiscal 1999, 1998, and 1997 was $1,526,000, $1,489,000, and $1,572,000, respectively.

6. NOTES PAYABLE AND LINES OF CREDIT

NOTES PAYABLE:

                                                      July 31, 1999    August 1, 1998
                                                      -------------    --------------

Note payable, bank, due in monthly
installments of $56,477 including
interest at the prime rate less 0.5%
through July, 2011. All of the
inventory, accounts receivable and
property, plant and equipment, which
originally cost $8,991,000, of the
Company's American West subsidiary
are pledged as collateral.                              $5,289,000       $5,562,000

Note payable, State of Tennessee, due
March, 2013. Note is payable in 60 monthly
installments of $1,930 including interest at
1.5%, then 60 monthly installments of $2,073
including interest at 2.5% and then 120 monthly
installments of $2,175 including interest at 3.5%.
Land, buildings and building improvements, which
originally cost $847,000, of the Company's
American West subsidiary, are pledged as collateral.       286,000          303,000
                                                       -----------       ----------

                                                         5,575,000        5,865,000
Less Current portion:                                      295,000          271,000
                                                       -----------       ----------

                                                       $ 5,280,000       $5,594,000
                                                       ===========       ==========


ANNUAL MATURITIES OF LONG-TERM DEBT ARE AS FOLLOWS:

FISCAL YEAR ENDING:
2000                                                    $  295,000
2001                                                       302,000
2002                                                       326,000
2003                                                       351,000
2004                                                       378,000
thereafter                                               3,923,000
                                                        ----------
                                                        $5,575,000

LINES OF CREDIT:

The Company has a $1,000,000 revolving line of credit with a bank. Substantially all of the inventory, accounts receivable, and property, which originally cost $8,991,000, of the Company's American West subsidiary, are pledged as collateral. The Company had no outstanding borrowings under the line of credit as of July 31, 1999 and August 1, 1998. The line of credit expires in August 2000 and provides for interest on outstanding balances to be payable monthly at the prime rate less 0.5%.

The Company has an additional $1,750,000 line of credit with a bank. This line is restricted to 100% of the outstanding accounts receivable due from the U. S. Government. There were no outstanding borrowings under this line of credit as of July 31, 1999 and August 1, 1998. The line of credit expires in August 2000 and provides for interest on outstanding balances to be payable monthly at the prime rate less 0.5%.

Cash paid for interest during fiscal years 1999, 1998, and 1997 was approximately $420,000, $513,000, and $500,000, respectively.

7. EMPLOYEE BENEFIT PLANS

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

The Company has a 401-K retirement plan which covers substantially all employees. Employees can contribute up to 15% of their salary. At its sole discretion, the Board of Directors determines the amount and timing of any Company matching contribution. The Company's contribution was $229,000 and $205,000 for the years ended July 31, 1999 and August 1, 1998, respectively.

Employee benefit program expense amounted to $247,000, $491,000, and $380,000 in 1999, 1998, and 1997, respectively. To the extent the amount of these benefits are not disbursed, the Board may, at its sole discretion, reduce any remaining accruals.

8. INCOME TAXES

Significant components of the provision for income taxes are as follows:

                                          1999             1998               1997
                                      -----------      -----------      -------------

CURRENT EXPENSE (BENEFIT)

    Federal                           $   80,000       $1,327,000       $  1,221,000
    State                                138,000          302,000            276,000
                                      -----------      -----------      -------------
                                         218,000        1,629,000          1,497,000
                                      -----------      -----------      -------------

DEFERRED EXPENSE (BENEFIT)

    Federal                              199,000          (64,000)           (42,000)
    State                                 35,000          (11,000)            (7,000)
                                      -----------      -----------      -------------
                                         234,000          (75,000)           (49,000)
                                      -----------      -----------      -------------
                                      $  452,000       $1,554,000       $  1,448,000
                                      -----------      -----------      -------------


The components of the provision for deferred income taxes are as follows:

                                          1999             1998               1997
                                      -----------      -----------      --------------
Depreciation                          $  (31,000)      $  (64,000)      $    (86,000)
Leasing activities                       130,000          (18,000)           (14,000)
Accrued employee benefits                118,000          (10,000)            39,000
Allowances for doubtful accounts          64,000          (71,000)           (55,000)
Inventory                                (47,000)          42,000              9,000
Other                                       -              10,000             58,000
                                      -----------      -----------      -------------
 Deferred income taxes, expense
  (benefit)                           $  234,000       $  (75,000)      $  (  49,000)
                                      -----------      -----------      -------------


Deferred tax liabilities and assets at each year end are as follows:

DEFERRED TAX LIABILITIES:

                                          1999             1998
                                       ---------        ---------
  Depreciation                         $ 206,000        $ 237,000
  Leasing activities                     714,000          584,000
                                       ---------        ---------
   Total deferred tax liabilities        920,000          821,000
                                       ---------        ---------

DEFERRED TAX ASSETS:

  Accrued employee benefits               20,000          138,000
  Allowances for doubtful accounts       241,000          305,000
  Inventory                              160,000          113,000
                                       ---------        ---------
   Total deferred tax assets             421,000          556,000
                                       ---------        ---------

Net deferred tax liabilities           $ 499,000        $ 265,000
                                       ---------        ---------

The reconciliation of income tax computed at the U. S. federal statutory tax rate to actual income tax expense are (in thousands):

                                           1999            1998                 1997
                                      AMOUNT PERCENT   AMOUNT PERCENT      AMOUNT PERCENT
                                      ------ -------   ------ -------      ------ -------
Tax at U. S. statutory rate           $  428  34.0%    $1,314  34.0%       $1,312  34.0%
State income taxes, net of
 federal tax benefit                      49   6.3        244   6.3           243   6.3
Other  -  net                            (25) (4.4)        (4)  (.1)         (107) (2.8)
                                      -------------    --------------      -------------
                                      $  452  35.9%    $1,554  40.2%       $1,448  37.5%
                                      -------------    --------------      -------------


Total income tax payments during fiscal years 1999, 1998, and 1997 were approximately $1,244,000, $1,343,000, and $1,643,000, respectively.

9. COMMITMENTS AND CONTINGENCIES

LEASE AGREEMENTS

The Company leases certain sales offices and equipment under non-cancelable operating leases. Rental expenses on all operating leases were $423,000, $432,000, and $519,000 for fiscal 1999, 1998, and 1997. The future minimum annual rental payments under non-cancelable operating leases are as follows:

Fiscal Year Ending
2000                                                                $168,000
2001                                                                 159,000
2002                                                                 161,000
2003                                                                 103,000
2004                                                                  44,000
                                                                    --------
                                                                    $635,000
                                                                    ========

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

Concentrations of credit risk with respect to receivables and capitalized leases are limited due to the large number of entities comprising the Company's customer base and their dispersion across many different industries. The Company does not require collateral on trade accounts receivable. As of July 31, 1999, five customers accounted for 42% of accounts receivable and four customers accounted for 35% of the net investment in capitalized leases.

As of August 1, 1998, eleven customers accounted for 48% of the accounts receivable and three customers accounted for 26% of the net investment in capitalized leases.

OTHER

Under the terms of sale to the U.S. Government, the negotiated contract prices of combat boots are subject to renegotiation if certain conditions are present. Management is of the opinion that renegotiation, if any, will have no material adverse effect on the Company's consolidated financial position or results of operations.

The Company has committed to provide maintenance and supplies (excluding paper) on $13 million of office products equipment under certain lease agreements. Under these lease agreements, customers are charged on a cost per copy basis and have agreed to a minimum copy usage per quarter over the term of the lease. The terms of the lease agreements range from three to six years. The minimum copy usage over the lease term should cover the cost of the equipment. The average cost per copy rate in these lease agreements is $0.02. Although the Company has committed to provide maintenance and supplies (excluding paper), the Company's ability to recognize additional revenue on these lease agreements is contingent upon the customers' actual copy usage exceeding the minimum copy usage in the lease agreement. In fiscal 1999 and 1998, the Company has recognized revenue in excess of the related maintenance and supplies expenses for these lease agreements as the actual copy usage has significantly exceeded the minimum copy usage for the lease agreements.

10. SHAREHOLDERS' EQUITY

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

The Company had a nonqualified stock option plan. Under the terms of the stock option plan, stock options to purchase Common Stock could be granted to selected key employees. The Company had reserved 120,000 shares of Class A and 120,000 shares of Class B Common Stock for the nonqualified stock option plan. Transactions involving the plan are summarized as follows:

NONQUALIFIED STOCK OPTION PLAN        1999             1998              1997
                                      CLASS            CLASS             CLASS
                                    A       B         A       B        A        B
                                  --------------------------------------------------
Outstanding and exercisable at
 beginning of year                  0       0         0       0     14,500   14,500
Exercised
($2.125 per share - Class A,
 $1.875 per share - Class B)        0       0         0       0    (14,500) (14,500)
                                  --------------------------------------------------

Outstanding and exercisable at
 end of year ($2.125 per share
 Class A, $1.875 per share -
 Class B)                           0       0         0       0        0       0
                                 ----------------------------------------------------

In October 1998, The Company terminated the nonqualified stock option plan and deregistered all shares available for future grants.

During fiscal 1999, The Company adopted the McRae Industries, Inc. 1998 Incentive Equity Plan (the "Plan"). The Plan has reserved 100,000 shares of the Company's Class A Common Stock for issuance to certain key employees of the Company. At July 31, 1999, there were 100,000 shares available for future grants under the Plan.

11. RELATED PARTY TRANSACTIONS

Notes and accounts receivable from related entities that are included in the balance sheet are as follows:

                                                                 1999             1998
                                                             -----------     ------------
Investments in and advances to investee (see Note 13)        $   729,000       $  693,000

McRae Chevrolet-Buick, Inc., guaranteed by the estate of the former President of the Company, with interest
 at federal funds rate plus 2%.                                   15,000           15,000


Notes receivable from the estate of the former President
 of the Company, unsecured, with interest at federal funds
 rate plus 2%.                                                   197,000          257,000
                                                             -----------       ----------
                                                              $  941,000       $  965,000
                                                             -----------       ----------

12. INVESTMENT IN INVESTEE

The Company has an investment in a real estate development company, American Mortgage & Investment Company. The investee has been operating under Chapter X of the United States Bankruptcy Act since 1974, and the court has imposed certain restrictions under a Plan of Reorganization. The President of the Company is also the President of the Investee. The Company adjusts its investment in and advances to the investee by the equity method. Summarized financial data of the investee is as follows:

                                              1999           1998            1997
                                          -----------     ----------     ------------
BALANCE SHEET
    Assets                                $1,579,000      $1,572,000     $1,679,000
    Liabilities                            1,724,000       1,688,000      1,896,000
    Shareholders' deficiency                (145,000)       (116,000)      (217,000)

RESULTS OF OPERATIONS
    Revenues                              $  297,000      $  469,000     $  428,000
    Net income (loss)                        (29,000)        101,000         81,000

The following table summarizes the activity of the Company's investment in investee:

                                              1999            1998           1997
                                          -----------    ------------   ------------

Beginning investment                      $  693,000      $  822,000     $  631,000
Equity in income (loss)                      (29,000)        101,000         81,000
Additional investments (repayments)           65,000        (230,000)       110,000
                                          -----------    ------------   -----------
Ending investment                         $  729,000      $  693,000      $ 822,000
                                          -----------    ------------   -----------

13. FINANCIAL INSTRUMENTS

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

LONG AND SHORT-TERM DEBT: The carrying amounts of the borrowings under short-term revolving credit agreements approximates its fair value. The fair value of long-term debt was estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

                                                CARRYING            FAIR
ASSETS                                           AMOUNT             VALUE
                                               -----------       -----------
   Cash and cash equivalents                   $ 4,705,000       $ 4,705,000
   Short-term investments                           63,000            63,000
   Notes receivable, related entities              941,000           941,000
   Notes receivable, current and long-term         832,000           832,000
   Other assets                                  1,641,000         1,641,000

LIABILITIES

   Long and short-term debt                      5,575,000         5,575,000

14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth unaudited quarterly financial information for the years ended July 31, 1999 and August 1, 1998:

                                   FIRST         SECOND         THIRD       FOURTH
                               -----------    -----------   -----------  -----------
JULY 31, 1999

Net revenues                   $10,797,000    $12,659,000   $13,552,000  $14,446,000
Gross profit                     3,046,000      3,277,000     3,972,000    3,436,000
Net earnings                        75,000         69,000       391,000      247,000
Net earnings per common share          .03            .02           .14          .09

AUGUST 1, 1998

Net revenues                   $14,965,000     $15,115,000  $13,803,000  $16,204,000
Gross profit                     3,883,000       3,828,000    3,615,000    4,174,000
Net earnings                       568,000         595,000      364,000      738,000
Net earnings per common share          .21             .21          .13          .27


The fourth quarter of fiscal 1998 includes an adjustment to record research and development costs which decreased net earnings by $110,000, or $0.04 per common share, net of income taxes and an adjustment to decrease accrued employee benefits which increased net earnings by $124,000, or $0.04 per common share, net of income taxes.

15. OPERATING SEGMENT INFORMATION

The Company's principal operations have been classified into four business segments: bar code operations; office products; printing and packaging; and footwear manufacturing. The bar code segment manufactures and sells bar code reading and related printing devices and other products related to optical data collection to customers throughout the United States. The office products segment sells, provides maintenance and leases Toshiba photocopiers, Toshiba facsimile machines, and RISO digital/duplicators, principally to customers in North Carolina and parts of Virginia and South Carolina. Machines, components, and certain supplies sold by the office products segment are generally available only from Toshiba and RISO. The printing and packaging segment provides print materials and packaging services for commercial and industrial customers. The footwear segment manufactures combat boots, military dress oxfords, and military safety boots, principally for the U.S. Government, and western and work boots for customers throughout the United States. Total consolidated revenues related to sales to the U.S. Government were 14% in 1999, 20% in 1998, and 21% in 1997. There were no significant intersegment sales or transfers during 1999, 1998, and 1997. Operating profits by business segment exclude allocated corporate interest income, income taxes, minority interest, and equity in net loss of investee. Corporate assets consist principally of cash, short term investments, certain receivables, and real estate held for investment.


                                          WESTERN/
                               MILITARY     WORK                    OFFICE                 CORPORATE
(IN THOUSANDS)                   BOOTS      BOOTS      BAR CODE    PRODUCTS    PRINTING     & OTHER     CONSOLIDATED
---------------------------------------------------------------------------------------------------------------------

FOR THE YEAR ENDED JULY 31, 1999

 Net Revenues                   $  7,365   $6,402      $ 14,695    $ 19,846    $3,164       $   (18)     $ 51,454
 Earnings(loss)from
  operations                       1,316     (704)          146         721       (73)          (71)        1,335
 Identifiable assets               2,130    5,828         9,169      15,157     1,955         5,712        39,951
 Capital expenditures                 24       64           206       1,400         5            96         1,795
 Depreciation expense
  and amortization                   119      318           181         653        25           270         1,566
                               ---------   ------     ---------   ---------    ------       -------      --------


FOR THE YEAR ENDED AUGUST 1, 1998

 Net Revenues                   $ 11,106   $10,926    $ 17,084     $ 18,051    $2,936       $   (16)     $ 60,087
 Earnings(loss)from
  operations                       1,661      (466)        930        1,540        86          (133)        3,618
 Identifiable assets               1,564     5,413      11,406       13,071     1,738         7,265        40,457
 Capital expenditures                 99        33         131        1,008        66           323         1,660
 Depreciation expense
  and amortization                   131       304         181          519        41           353         1,529
                                --------   -------    --------     --------    ------       -------       --------


 FOR THE YEAR ENDED AUGUST 2, 1997

 Net Revenues                   $ 12,462   $12,917     $ 15,944    $ 14,857    $2,083       $   217      $ 58,480
 Earnings(loss)from
  operations                       2,391      (169)       1,329         408        18          (132)        3,845
 Identifiable assets               2,877     6,783        7,006      10,865     1,380        10,814        39,725
 Capital expenditures                 64        21           32         924                     176         1,217
 Depreciation expense
  and amortization                   138       408          210         430        41           383         1,610
                                --------   -------    ---------   ---------    ------       -------      --------

                SCHEDULE II --- VALUATION AND QUALIFYING ACCOUNTS
                     MCRAE INDUSTRIES, INC. AND SUBSIDIARIES



                                                        ADDITIONS

                                                                    (2)
                                                     (1)         CHARGED
                                   BALANCE AT     CHARGED TO     OTHER                         BALANCE
                                   BEGINNING      COSTS AND      ACCOUNTS       DEDUCTION      AT END OF
DESCRIPTION                        OF PERIOD      EXPENSES       DESCRIBE       DESCRIBE       PERIOD
Year Ended July 31, 1999

Deducted from Assets Accounts:
Allowance for Doubtful Accounts    $ 718,000     $ (233,000)                    $  76,000 (1)   $ 561,000
Employee Benefit Accrual             550,000          4,000                      (304,000)(2)     250,000
Health Benefit Accrual               192,000           -                           20,000 (2)     212,000


Year Ended August 1, 1998

Deducted from Assets Accounts:
Allowance for Doubtful Accounts    $ 722,000     $ (343,000)                    $ 339,000 (1)   $ 718,000
Employee Benefit Accrual             601,000        286,000                      (337,000)(2)     550,000
Health Insurance Accrual             192,000           -                             -            192,000


Year Ended August 2, 1997

Deducted from Assets Accounts:
Allowance  for Doubtful Accounts   $ 384,000     $ (240,000)                    $ 578,000 (1)   $ 722,000
Employee Benefit Accrual             846,000        380,000                      (625,000)(2)     601,000
Health Insurance Accrual             192,000           -                             -            192,000


(1) Uncollectible accounts written off
(2) Payments and/or expenses charged to operations

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

None.


                                    PART III


Items 10 through 13 are incorporated herein by reference to the sections captioned Principal Shareholder and Holdings of Management; Election of Directors; Director Compensation; Executive Officers; Interlocks and Insider Participation; Certain Relationships and Related Transactions; Executive Compensation; Pension Plan; and Section 16 (a) Beneficial Ownership Reporting Compliance in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held December 16, 1999.


                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON 8-K

(a)(1) INDEPENDENT AUDITOR'S REPORT
    MCRAE INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS:

       Consolidated Balance Sheets as of July 31, 1999 and August 1, 1998.

       Consolidated Statements of Operations for the Years Ended July 31, 1999, August 1, 1998, and August 2, 1997.

       Consolidated Statements of Shareholders' Equity for the Years Ended July 31, 1999, August 1, 1998, and August 2, 1997.

       Consolidated Statements of Cash Flows for the Years Ended July 31, 1999, August 1, 1998, and August 2, 1997.

       Notes to Consolidated Financial Statements.

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

         10.3 Stock Purchase Agreement as of April 7, 1996 among Walter A. Dupuis, Kenneth O. Moore, William Glover, and McRae Industries, Inc. was filed as Exhibit 2 to the Registrant's current report on Form 8-K filed May 11, 1996 and is incorporated herein by references.

         10.4 Promissory Note, Security Agreement and Guaranty Agreement dated July 25, 1996 among American West Trading Company, as borrower, The Fidelity Bank, as lender, and the Registrant, as Guarantor (Incorporated by reference to Exhibit 10.5 to the Registrant's Form 10-K for the fiscal year ended August 3,
                  1996).

         10.5 Deed of Trust between American West Trading Company and The Fidelity Bank, dated July 25, 1996 (Incorporated by reference to Exhibit 10.6 to the Registrant's Form 10-K for the fiscal year ended August 3, 1996).

         10.6 Security Agreement pertaining to inventory, accounts receivable and equipment between American West Trading Company and The Fidelity Bank, dated July 25, 1996 (Incorporated by reference to Exhibit 10.7 to the Registrant's Form 10-K for the fiscal year ended August 3, 1996).

         10.7 Award/Contract between Defense Personnel Support Center and McRae Industries, Inc. dated April 15, 1997 (Incorporated by reference to Exhibit 10.8 to the Registrant's Form 10-K for the fiscal year ended August 2, 1997).

         10.8 McRae Industries, Inc. Incentive Equity Plan (Incorporated by reference to Exhibit 4 to the Registrant's Form S-8 dated January 6, 1999).*

         21       Subsidiaries of the Registrant (Filed herein).

         23       Consent of Independent Auditors (Filed herein).

         27 Financial Data Schedule (Filed in electronic format only. Pursuant to Rule 402 of Regulation S-T, this schedule shall not be deemed filed for purpose of Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934).

---------------

* Denotes a management contract or compensatory plan or arrangement.

(b) REPORTS ON FORM 8-K:

    The Company filed no reports on Form 8-K for the fiscal year ended August 1, 1998.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              MCRAE INDUSTRIES, INC.

         Dated: October 29, 1999                  By: /s/ D. Gary McRae
                                                      -----------------
                                                  D. Gary McRae
                                                  President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


SIGNATURE                                                          DATE
---------                                                          ----

/s/D. Gary McRae                                            October 29, 1999
-----------------------
D. Gary McRae
President, Treasurer, and Director
(Principal Executive Officer)

/s/George M. Bruton                                         October 29, 1999
-----------------------
George M. Bruton
Director

/s/Hilton J. Cochran                                        October 29, 1999
-----------------------
Hilton J. Cochran
Director

/s/Brady W. Dickson                                         October 29, 1999
-----------------------
Brady W. Dickson
Director

/s/Victor A. Karam                                          October 29, 1999
-----------------------
Victor A. Karam
President - Footwear and Director

/s/James W. McRae                                           October 29, 1999
-----------------------
James W. McRae
Vice President, Secretary, and Director

/s/Harold W. Smith                                          October 29, 1999
-----------------------
Harold W. Smith
Vice President - Office Solutions and Director

/s/Marvin G. Kiser, Sr.                                     October 29, 1999
-----------------------
Marvin G. Kiser, Sr.
Controller
(Principal Financial and Accounting Officer)

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

10.2 Technical Assistance Agreement dated September 13, 1984 between the Registrant and Ro-Search, Incorporated (Incorporated by reference to Exhibit 10.4 to the Registrant's Form 10-K for the fiscal year July 28,
         1984).

10.3 Stock Purchase Agreement and Guaranty Agreement as of April 7, 1996 among Walter A. Dupuis, Kenneth O. Moore, William Glover, and McRae Industries, Inc. was filed as Exhibit 2 to the Registrant's current report on Form 8-K filed May 11, 1996 and is incorporated herein by reference.

10.4 Promissory Note, Security Agreement and Guaranty Agreement dated July 25, 1996 among American West Trading Company, as borrower, The Fidelity Bank, as lender and the Registrant, as Guarantor (Incorporated by reference to Exhibit 10.5 to the Registrant's Form 10-K for the fiscal year ended August 3, 1996).

10.5 Deed of Trust between American West Trading Company and The Fidelity Bank, dated July 25, 1996 (Incorporated by reference to Exhibit 10.6 to the Registrant's Form 10-K for the fiscal year ended August 3, 1996).

10.6 Security Agreement pertaining to inventory, accounts receivable and equipment between American West Trading Company and The Fidelity Bank, dated July 25, 1996 (Incorporated by reference to Exhibit 10.7 to the Registrant's Form 10-K for the fiscal year ended August 3, 1996).

10.7 Award/Contract between Defense Personnel Support Center and McRae Industries, Inc. dated April 15, 1997 (Incorporated by reference to
         Exhibit 10.8 to the Registrant's from 10-K for the fiscal year ended August 2, 1997).

10.8 McRae Industries, Inc. Incentive Equity Plan (Incorporate by reference to Exhibit 4 to the Registrant's Form S-8 dated January 6, 1999).

21       Subsidiaries of the Registrant (Filed herein).

23       Consent of Independent Auditors (Filed herein).

27 Financial Data Schedule (Filed in electronic format only. Pursuant to Rule 402 of Regulation S-T, this schedule shall not be deemed filed for purpose of Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934).