Form 10-Q
period 1999-10-30
MCRAE INDUSTRIES INC
filed 1999-12-14
CIK 729284

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended October 30, 1999

                                       OR

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from                 to
                               ----------------  -----------------

Commission File Number 1-8578

                              McRAE INDUSTRIES, INC
             (Exact name of registrant as specified in its charter)


              DELAWARE                                 56-0706710
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

Common Stock, $l Par Value--Class A  1,857,974 shares as of December 7, 1999
Common Stock, $1 Par Value--Class B    910,525 shares as of December 7, 1999

                     MCRAE INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                PAGE NO.
                                                                                --------
                          PART I. FINANCIAL INFORMATION

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


PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     MCRAE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                     ASSETS
                 (In thousands, except share and per share data)


                                           October 30, 1999     July 31, 1999
                                              (Unaudited)            (Note)
                                           ----------------     -------------
ASSETS

Current assets:

 Cash and cash equivalents                      $ 5,359            $ 4,705

 Securities                                          63                 63

 Accounts and notes receivable, net               7,868              7,846

 Inventories (See Note B)                        13,358             13,461

 Net investment in capitalized leases               717                726

 Prepaid expenses and other current assets          151                212
                                                -------            -------

   Total current assets                          27,516             27,013
                                                -------            -------


Property, plant and equipment, net                6,374              6,410
                                                -------            -------


Other assets:

 Receivables, related entities                      924                941

 Net investment in capitalized leases             2,145              2,350

 Notes receivable                                   456                552

 Real estate held for investment                    494                494

 Goodwill                                           540                550

 Other                                            1,631              1,641
                                                -------            -------

   Total other assets                             6,190              6,528
                                                -------            -------

                                                $40,080            $39,951
                                                =======            =======



            See notes to condensed consolidated financial statements

                     MCRAE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                 (In thousands, except share and per share data)

                                           October 30, 1999      July 31, 1999
                                             (Unaudited)            (Note)
                                           ----------------      -------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

 Notes payable, banks - current portion         $   295             $   295

 Accounts payable                                 2,347               2,589

 Accrued employee benefits                          300                 250

 Deferred revenues                                1,169               1,338

 Accrued payroll and payroll taxes                  558                 636

 Income taxes                                       459                 111

 Other                                              722                 832
                                                 ------              ------

   Total current liabilities                      5,850               6,051
                                                 ------              ------


Notes payable, banks, net of current portion      5,207               5,280

Minority interest                                   727                 719

Shareholders' equity:
 Common stock:
  Class A, $1 par; Authorized 5,000,000
    shares; Issued and outstanding,
    1,857,774 shares                              1,858               1,858
  Class B, $1 par; Authorized 2,500,000
    shares; Issued and outstanding,
    910,725 shares                                  911                 911

 Additional paid-in capital                         791                 791

 Retained earnings                               24,736              24,341
                                                -------             -------

    Total shareholders' equity                   28,296              27,901
                                                -------             -------

                                                $40,080             $39,951
                                                =======             =======


NOTE - The condensed consolidated balance sheet at July 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

            See notes to condensed consolidated financial statements

                     MCRAE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (Unaudited)

                                                      Three Months Ended
                                                 October 30,    October 31,
                                                    1999            1998
                                                 -----------    -----------


Net revenues                                      $ 14,784      $ 10,797
 Costs and expenses:

  Cost of revenues                                  10,695         7,751

  Research & development                               161           212

  Selling, general and administrative                3,001         2,696

  Other expense (income), net                         (106)         (120)

  Interest expense                                      96           116
                                                  --------      --------
Total costs and expenses                            13,847        10,655
                                                  --------      --------
Earnings before income taxes
  and minority interest                                937           142

Provision for income taxes                             366            59

Minority shareholder's interest
  in earnings of subsidiary                              8             8
                                                  --------      --------
Net earnings                                      $    563      $     75
                                                  ========      ========
Net earnings per common share                     $    .20      $    .03
                                                  --------      --------
Weighted average number of
  common shares outstanding                      2,768,499     2,768,499
                                                 ---------     ---------














            See notes to condensed consolidated financial statements

                     MCRAE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                       Three Months Ended
                                              October 30, 1999   October 31, 1998
                                              ----------------    ---------------
Net cash provided by operating
  activities                                       $1,144             $  883
                                                   ------             ------

Cash flows from investing activities:

  Proceeds from sales of assets                        17

  Net payments from related parties                    17                 11

  Capital expenditures                               (380)              (166)

  Net payments of long-term receivables                96                 93
                                                   ------             ------

Net cash used in investing activities                (250)               (62)
                                                   ------             ------

Cash flows from financing activities:

  Principal repayments of notes payable               (73)               (62)

  Dividends paid                                     (167)              (164)
                                                   ------             ------

Net cash used in financing activities                (240)              (226)
                                                   ------             ------

Net increase in cash and cash equivalents             654                595

Cash and cash equivalents at beginning
  of period                                         4,705              5,766
                                                   ------             ------

Cash and cash equivalents at end of period         $5,359             $6,361
                                                   ======             ======
















            See notes to condensed consolidated financial statements

                     MCRAE INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 30, 1999 are not necessarily indicative of the results that may be expected for the year ending July 29, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the McRae Industries, Inc. Annual Report on Form 10-K for the year ended July 31, 1999.

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

The components of inventory consist of the following (in thousands):

                                       October 30, 1999    July 31, 1999
                                       ----------------    -------------

Raw materials                             $ 2,799,000      $ 2,761,000
Work in process                               621,000          675,000
Finished goods                              9,938,000       10,025,000
                                          -----------      -----------
                                          $13,358,000      $13,461,000
                                          ===========      ===========

NOTE C - SUBSEQUENT EVENTS

On November 29, 1999, the Company declared a cash dividend of 9.0 cents per share on its Class A Common Stock payable on December 31, 1999 to shareholders of record on December 10, 1999.

MCRAE INDUSTRIES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto, and with the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1999, including the financial information and management's discussion and analysis contained therein.

FINANCIAL CONDITION AND LIQUIDITY

The Company's financial condition at October 30, 1999 continues to be strong. Working capital increased by approximately $700,000 since July 31, 1999. Cash and cash equivalents amounted to $5.4 million at October 30, 1999.

Cash generated from operating activities amounted to approximately $1.1 million. Net income from operations, adjusted for depreciation and amortization, contributed approximately $1.0 million. Inventories declined by $103,000 as higher first quarter sales in the printing and western boot units outpaced inventory purchases. Accounts payable used approximately $250,000 of cash primarily as a result of the payment of fourth quarter fiscal 1999 inventory purchases in the first quarter of fiscal 2000. Income taxes provided approximately $348,000 of cash as first quarter estimated tax payments were made after quarter end.

Capital expenditures for the first quarter of fiscal 2000 amounted to approximately $380,000 primarily attributable to upgrades of corporate-wide computer systems and hardware, production machinery and equipment for the printing unit, and rental machines for the office products unit.

The Company used $167,000 of cash to pay quarterly dividends and $73,000 to reduce the principal amount of long-term debt.

The Company currently has two lines of credit with a bank totaling $2.75 million, all of which was available at October 30, 1999. It is Management's opinion that the future cash flows from operations, currently available cash and cash equivalents, and unused lines of credit will be sufficient to meet the Company's future working capital, capital expenditures, and debt repayment requirements.

FIRST QUARTER FISCAL 2000, COMPARED TO FIRST QUARTER FISCAL 1999

Consolidated net revenues for the first quarter of fiscal 2000 amounted to approximately $14.8 million, a 37% increase over the $10.8 million reported for the first quarter of fiscal 1999. This increase was primarily the result of higher net revenues for each of the Company's major business units. Net revenues for the military boot business grew from the $1.6 million for the first quarter of fiscal 1999 to $2.4 million for the first quarter of fiscal 2000 primarily as a result of higher boot requirements from the U. S. Government and an increased demand for military boots by foreign governments. Net revenues for the western and work boot business amounted to $2.4 million for the first quarter of fiscal 2000, an 87% increase over the same period for fiscal 1999 and was attributable to sales and marketing strategies implemented in fiscal 1999. Office products business net revenues increased from $3.5 million for fiscal 1999 to $5.1 million for the first quarter of fiscal 2000 as a result of equipment sales to county-wide educational systems and higher demand for service and supplies related primarily to this program. Net revenues for the bar code business increased to $4.2 million for the first quarter of fiscal 2000 from $3.9 million for fiscal 1999 as a result of higher unit sales for the current reporting period.

Consolidated gross profit climbed to $4.1 million, an increase of 35% over the amount reported for the first quarter of fiscal 1999. This higher level of gross profit was primarily attributable to increased net revenue levels. As a percentage of net revenues, gross profit declined by nearly one half of one percent. This decrease resulted primarily from the lower margin military and western boot business accounting for a larger percent of the total revenue mix and from a decline in the gross profit percentage in the office products business associated with increased sales to lower margined county-wide educational systems. The military and western boot business posted increased gross margin levels attributable to higher production levels resulting in lower per unit costs.

Selling, general and administrative (SG&A) expenses increased by approximately $300,000 for the first quarter of fiscal 2000 as compared to the first quarter of fiscal 1999 primarily attributable to higher sales salaries in the bar code and office products business; increased corporate-wide group health insurance costs; the timing of certain professional fees and telephone expenses between the comparative quarters; and additional development costs associated with the Electronic Response and Information Center web page for the bar code business. As a percentage of net revenues, however, SG&A expenditures decreased from 25.0% for the first quarter of fiscal 1999 to 20.3% for the first quarter of fiscal 2000.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued and established the accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 will be effective for the Registrant for the fiscal year beginning July 30, 2000, as amended by SFAS No. 137. Currently, the Registrant is not involved in any derivative or hedging activities.

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

In April 1998, the Registrant designated a "year 2000 team" consisting of the chief executive officer, the principal financial and accounting officer and the manager of information systems. A Year 2000 (Y2K) Plan was developed, communicated to the board of directors and senior management, and implemented. The Y2K plan is designed to (i) assess compliance of internally used computer hardware and software programs; (ii) determine compliance issues with infra-structure systems such as telephone systems, production line equipment, shipping systems, and facility heating and air conditioning equipment; (iii) conduct Y2K compliance surveys with mission critical business partners to include major customers and suppliers of goods and services; (iv) implement appropriate testing procedures to measure actual compliance; and (v) develop and institute contingency plans to mitigate any unforeseen Y2K issues.

The Registrant has reviewed virtually all of its internally used computer hardware and software for year 2000 compliance. Non-compliant hardware has either been replaced, scheduled for replacement, or placed in non-mission critical functions. The critical computerized business systems utilized by the Registrant are primarily based on software products licensed from third parties that specialize in software development. These software vendors indicate that their products are compliant. In addition to purchased software, there are some program applications that have been developed internally. These programs have been assessed and those deemed to be critical to the business have been modified or replaced.

While the Registrant believes that its computer hardware, licensed software, and internally generated software critical to its business is compliant, there can be no assurance that every such product is compliant and there can be no assurance that there will be no material disruption to the Registrant's business if such products are not compliant. The Registrant believes that the actual expenses involved in making the internal processing system year 2000 compliant have not been material.

The Registrant has surveyed its mission critical business partners who provide goods and services. The survey findings indicate that a large majority of the Registrant's mission critical business partners have developed a plan to identify and remediate any potential barriers to year 2000 compliance. For those business partners who did not respond or whose response contained significant elements of risk, alternative suppliers have been found. The costs associated with this phase of the plan were expensed as incurred and were not material. Because the Registrant relies on the business activities of its many business partners to be year 2000 compliant, there can be no assurance that there will not be a material disruption to the Registrant's business or an increase in the cost of doing business.

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

Management believes that all products currently manufactured by the Registrant are year 2000 compliant. Although older bar code products sold by the Registrant were not year 2000 compliant, the Registrant has delivered instructions to its customers on the appropriate methods to upgrade these products. Despite this, there can be no assurance that some customers will not assert claims against the Registrant because of the year 2000 issue.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Interim Report includes certain forward-looking statements as such term is defined in Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements involve certain risks and uncertainties, including but not limited to acquisitions, additional financing requirements, development of new products and services, the effect of competitive products and pricing, risks unique to selling goods to the U. S. Government (including termination of the U. S. Government's long-term Contract with the Registrant), the year 2000 problem, and the effect of general economic conditions, that could cause actual results to differ materially from those in such forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the impact of interest rate changes due to its aggregate $2.75 million lines of credit and a term loan through its wholly owned subsidiary, American West Trading Company. As of October 30, 1999, there was no outstanding indebtedness under the lines of credit and $5.5 million was outstanding on the term loan. The Company does not buy or sell derivative financial instruments for trading or other purposes. Borrowings under the Company's credit facilities described above bear interest at rates based upon the "prime rate" offered by the applicable lender less a margin of one-half percent. The Company has not entered into any swap agreements or engaged in any other hedging activities with respect to this variable rate indebtedness. An increase of 1% in the interest rate under the Company's credit facilities would increase annual interest expense by approximately $60,000 (assuming the Company's aggregate borrowings under the credit facilities averaged $6.0 million during a fiscal year).


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Reference is made to Item 3 of the Company's Annual Report to Shareholders on Form 10-K for the fiscal year ended July 31, 1999.

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

(b) No reports on Form 8-K were filed during the quarter ended October 30, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           McRAE INDUSTRIES, INC.
                                                (Registrant)

  DATE: December 13, 1999               By: /s/ D. Gary McRae
       ------------------                   ------------------------
                                            D. Gary McRae
                                            President and CEO
                                           (Principal Executive Officer)

  DATE: December 13, 1999               By: /s/ Marvin G. Kiser, Sr.
       ------------------                   ------------------------
                                            Marvin G. Kiser, Sr.
                                            (Principal Accounting Officer)