Form 10-Q
period 2000-01-29
MCRAE INDUSTRIES INC
filed 2000-03-14
CIK 729284

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTER ENDED JANUARY 29, 2000

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

Common Stock, $l Par Value--Class A 1,859,480 shares as of March 6, 2000. Common Stock, $1 Par Value--Class B 909,019 shares as of March 6, 2000.

                     MCRAE INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX


                                                                       Page No.
                                                                       --------

                          PART I. FINANCIAL INFORMATION


ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheet                             3-4

         Condensed Consolidated Statement of Operations                    5

         Condensed Consolidated Statement of Cash Flows                    6

         Notes to Condensed Consolidated Financial Statements              7



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                            8-11

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK                                                    11


                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS                                                11

ITEM 2.  CHANGES IN SECURITIES                                            11

ITEM 3.  DEFAULT UPON SENIOR SECURITIES                                   11

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS           11-12

ITEM 5.  OTHER INFORMATION                                                11

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                 12


         SIGNATURES                                                       12

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     MCRAE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                     ASSETS
                 (In thousands, except share and per share data)


                                           January 29, 2000      July 31, 1999
                                              (Unaudited)            (Note)
                                           ----------------      -------------
ASSETS

Current assets:

 Cash and cash equivalents                      $ 5,464            $ 4,705

 Securities                                          61                 63

 Accounts and notes receivable, net               7,664              7,846

 Inventories  (see Note B)                       14,779             13,461

 Net investment in capitalized leases               710                726

 Prepaid expenses and other current assets          304                212
                                                 ------             ------

   Total current assets                          28,982             27,013
                                                 ------             ------


Property, plant and equipment, net                5,730              6,410
                                                 ------             ------


Other assets:

 Receivables, related entities                      947                941

 Net investment in capitalized leases             1,807              2,350

 Notes receivable                                   391                552

 Real estate held for investment                    529                494

 Goodwill                                           530                550

 Other                                            1,623              1,641
                                                 ------             ------

   Total other assets                             5,827              6,528
                                                 ------             ------

                                                $40,539            $39,951
                                                =======            =======


            See notes to condensed consolidated financial statements

                     MCRAE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                 (In thousands, except share and per share data)


                                           January 29, 2000       July 31, 1999
                                             (Unaudited)               (Note)
                                           ----------------       -------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

 Notes payable, banks - current portion         $   295             $   295

 Accounts payable                                 3,252               2,589

 Accrued employee benefits                          176                 250

 Deferred revenues                                1,087               1,338

 Accrued payroll and payroll taxes                  529                 636

 Income taxes                                        81                 111

 Other                                              726                 832
                                                 ------              ------

   Total current liabilities                      6,146               6,051
                                                 ------              ------


Notes payable, banks, net of current portion      5,135               5,280

Minority interest                                   735                 719

Shareholders' equity:
 Common stock:
  Class A, $1 par; Authorized 5,000,000
    shares; Issued and outstanding, 1,857,980     1,858               1,858
    and 1,857,774, shares, respectively
  Class B, $1 par; Authorized 2,500,000
    shares; Issued and outstanding, 910,519
    and 910,725 shares, respectively                911                 911

 Additional paid-in capital                         791                 791

 Retained earnings                               24,963              24,341
                                                -------             -------

    Total shareholders' equity                   28,523              27,901
                                                -------             -------

                                                $40,539             $39,951
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

            See notes to condensed consolidated financial statements

                     MCRAE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (Unaudited)

                                       Three Months Ended                     Six Months Ended
                                  January 29,      January 30,         January 29,         January 30,
                                     2000              1999                2000               1999
                                 ------------------------------        ------------------------------

Net revenues                     $    13,873        $    12,659        $    28,657        $    23,456

 Costs and expenses:

  Cost of revenues                    10,353              9,382             21,048             17,133

  Research & development                 135                 83                296                295

  Selling, general and
   administrative                      2,715              3,039              5,716              5,735

  Other expense (income),
   net                                  (106)               (82)              (212)              (202)

Interest expense                         109                104                205                220
                                 -----------        -----------        -----------        -----------

Total costs and expenses              13,206             12,526             27,053             23,181
                                 -----------        -----------        -----------        -----------
Earnings before income
  taxes and minority
  interest                               667                133              1,604                275

Provision for income taxes               265                 58                631                117

Minority shareholder's
  interest in earnings
  of subsidiary                            8                  6                 16                 14
                                 -----------        -----------        -----------        -----------

Net earnings                     $       394        $        69        $       957        $       144
                                 ===========        ===========        ===========        ===========

Net earnings per common
  share                          $       .15        $       .02        $       .35        $       .05
                                 -----------        -----------        -----------        -----------
Weighted average number
 of common shares
 outstanding                       2,768,499          2,768,499          2,768,499          2,768,499
                                 -----------        -----------        -----------        -----------

            See notes to condensed consolidated financial statements

                     MCRAE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                          Six Months Ended
                                                January 29, 2000    January 30, 1999
                                                ----------------    -----------------

Net cash provided by operating
  activities                                          $ 1,207             $   136
                                                      -------             -------

Cash flows from investing activities:

  Proceeds from sale of securities                          2                   0

  Purchase of land investment                             (35)                  0

  Proceeds from sales of assets                           519                   0

  Net advances to related parties                          (6)                (36)

  Capital expenditures                                   (610)               (406)

  Purchase of other assets                                  0                (226)

  Net payments of long-term receivables                   161                 359
                                                      -------             -------

Net cash provided by (used in) investing
  activities                                               31                (309)
                                                      -------             -------

Cash flows from financing activities:

  Principal repayments of notes payable                  (145)               (133)

  Dividends paid                                         (334)               (331)
                                                      -------             -------

Net cash used in financing activities                    (479)               (464)
                                                      -------             -------

Net increase (decrease) in cash and cash
  equivalents                                             759                (637)

Cash and cash equivalents at beginning
  of period                                             4,705               5,766
                                                      -------             -------
Cash and cash equivalents at end of period            $ 5,464             $ 5,129
                                                      =======             =======



            See notes to condensed consolidated financial statements

                     MCRAE INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended January 29, 2000 are not necessarily indicative of the results that may be expected for the year ending July 29, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the McRae Industries, Inc. Annual Report on Form 10-K for the year ended July 31, 1999.

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

The components of inventory consist of the following (in thousands):


                         January 29, 2000        July 31, 1999
                         ----------------        -------------

Raw materials              $ 3,156,000            $ 2,761,000
Work in process                424,000                675,000
Finished goods              11,199,000             10,025,000
                           -----------            -----------
                           $14,779,000            $13,461,000
                           ===========            ===========


NOTE C - SUBSEQUENT EVENTS

On March 8, 2000, the Company declared a cash dividend of 9.0 cents per share on its Class A Common Stock payable on March 31, 2000 to shareholders of record on March 17, 2000.

MCRAE INDUSTRIES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto, and with the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1999, including the financial information and management's discussion and analysis contained or incorporated by reference therein.

FINANCIAL CONDITION AND LIQUIDITY

The Company's financial condition remained strong for the period ending January 29, 2000. Working capital amounted to approximately $22.8 million and cash and cash equivalents totaled almost $5.5 million.

Operating activities for the six-month period ended January 29, 2000 provided approximately $1.2 million of positive cash flow. Net income from operations, adjusted for depreciation and amortization, contributed $1.75 million. The decrease in accounts and notes receivable provided $182,000 of cash primarily attributable to the timing of collection of bar code system sales receivables and military boot payments from the U. S. Government related to the fourth quarter of fiscal 1999. These activities contributed approximately $700,000 and $500,000, respectively. The office products unit partially offset the decrease in accounts and notes receivables by $1.1 million as large county-wide equipment sales were billed at quarter-end and various capitalized leases were converted to outside financing sources. Strong demand for military combat boots, bar code equipment, and office product equipment were primarily responsible for the $1.3 million increase in inventory. Accounts payable provided $600,000 of cash as payments for military boot leather and office product equipment inventory purchases were made after the quarter-end.

Capital expenditures for the current reporting period amounted to approximately $610,000. Corporate wide expenditures for computer hardware and software upgrades for "Year 2000" compliance amounted to approximately $137,000. Production machinery for the printing unit, rental equipment for the office products unit, and warehouse renovations at the corporate facility to implement inventory control and set up delivery efficiencies for the office products unit used approximately $115,000, $139,000, and $162,000 of cash respectively. Various equipment rental programs for the office products unit were placed with outside financing sources and resulted in approximately $500,000 of positive cash flow. Collections from long-term notes receivable provided an additional $161,000.

Financing activities used approximately $479,000 of cash to pay quarterly dividends of $334,000 and to reduce the principal amount of long-term debt by $145,000.

The Company currently has two lines of credit with a bank totaling $2.75 million, all of which was available at January 29, 2000. It is management's opinion that future cash flows from operations, currently available cash and cash equivalents, and unused lines of credit will be sufficient to meet the Company's future working capital, capital expenditures, and debt repayment requirements.

SECOND QUARTER FISCAL 2000, COMPARED TO SECOND QUARTER FISCAL 1999

Consolidated net revenues for the second quarter of fiscal 2000 amounted to approximately $13.9 million, an increase of 9.5% from the consolidated net revenues of $12.7 million reported for the second quarter of fiscal 1999. Net revenues for the military boot business were $2.7 million for the current quarter as compared to $1.4 million for the second quarter of fiscal 1999. This growth in net revenues is primarily attributable to higher boot requirements from the U. S. Government and increased sales of military boots to foreign governments. The bar code business reported an approximate $300,000 increase in net revenues for the comparative second quarters of fiscal 2000 and fiscal 1999 as demand for scanning and related products remained high. Net revenues for the office products business amounted to approximately $5.0 million for the second quarter of fiscal 2000, down $200,000 from the amount reported for the same quarter of fiscal 1999. While demand for copier and duplicating equipment by large county-wide school and state government programs continues to be strong, revenues from these programs were down slightly for the quarter as a result of school closings for holidays and inclement weather. Net revenues for the western boot business were $1.6 million for both second quarters of fiscal 2000 and fiscal 1999.

Consolidated gross profit as a percent of net revenues for the second quarter of fiscal 2000 was 25.4%, down .5% from the level reported for the second quarter of fiscal 1999. This decrease in gross profit percentage resulted primarily from the lower margin military and western boot business accounting for a larger percent of the total revenue mix and a decline in the gross profit percentage in the office products business associated with increased sales to lower margined countywide educational systems.

Selling, general and administrative (SG&A) expenses amounted to approximately $2.7 million, a decrease of $300,000 from the same period of fiscal 1999. This decrease in consolidated SG&A expenses for the comparative second quarters resulted primarily from a decrease in sales salaries, sales commissions, and advertising expenditures for the office products business and to the timing of payments for corporate-wide health insurance costs and professional fees. Higher sales salaries and commissions for the bar code business in the second quarter of fiscal 2000 partially offset the reduced SG&A expenditures. As a percentage of net revenues, SG&A expenditures decreased from 24.0% for the second quarter of fiscal 1999 to 19.6% for the second quarter of fiscal 2000.


FIRST SIX MONTHS FISCAL 2000 COMPARED TO FIRST SIX MONTHS FISCAL 1999

Consolidated net revenues for the first six months of fiscal 2000 amounted to $28.7 million, an increase of 22.2% over the consolidated net revenues for the same period of fiscal 1999. The military boot business net revenues amounted to $5.1 million for the current reporting period, an increase of $2.0 million over the amount reported for the first six months of fiscal 1999. This increase in net revenues was the result of increased U. S. Government requirements for military combat boots and increased sales of military boots to foreign governments. The net revenues for the western and work boot business was up 37.9% for the current reporting period as compared to the same prior year period primarily attributable to the continued success of the sales and marketing strategies implemented during the last half of fiscal 1999. The office products business net revenues reached $10.1 million for the first six months of fiscal 2000, up $1.4 million from the $8.7 million reported for the first six months of fiscal 1999. This growth in net revenues is primarily the result of continued strong demand for copier and duplicating equipment by large, county-wide school and governmental systems. The bar code business was up 9.3% for the first six months of fiscal 2000 as compared to the same period of fiscal 1999 as demand for scanning and related equipment continued to be strong.

Consolidated gross profit for the comparative periods of fiscal 2000 and fiscal 1999 amounted to $7.6 million and $6.3 million, respectively. This increase in consolidated gross profit resulted primarily from the increase in net revenues. As a percentage of net revenues, gross profit declined from 27.0% for the first six months of fiscal 1999 to 26.6% for the first six months of fiscal 2000 as the lower margin military combat boot business and western and work boot business accounted for a greater portion of the Company's consolidated net revenues. Increased production levels for the military combat boot business and the western and work boot business, however, resulted in gross profit percentage improvements for these business units of 2.9% and 7.3%, respectively, for the comparative six months periods as per unit production costs were lowered. The gross profit percentage for the office products business decreased from 32.4% for the first six months of fiscal 1999 to 29.2% for the same period of fiscal 2000 as lower margin county-wide school system sales made up a greater portion of this unit's total net revenues.

Selling, general and administrative (SG&A) expenses as a percent of consolidated net revenues for the first six months of fiscal 2000 and fiscal 1999 were 19.9% and 24.5%, respectively. For the comparative six-month periods of fiscal 2000 and fiscal 1999, total SG&A expenditures remained at $5.7 million. Reductions in sales salaries, sales commissions, and advertising expenditures were offset by higher sales and marketing expenses, professional fees, and group health insurance costs.


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

YEAR 2000 ISSUES

In prior reporting periods, the Company disclosed the nature of its approach and the progress of its plans to become compliant with Year 2000 issues. As a result of the planning and implementation compliance efforts, the Company has experienced no significant disruptions with internal mission critical computer hardware or software systems. The Company is not aware of any material problems resulting from Year 2000 issues with its products, internal systems, or the products and services of mission critical suppliers.

The Company's expenditures for Year 2000 remediation were not material and were either expensed in the period incurred or capitalized in accordance with generally accepted accounting principals.

The Company will continue to monitor its mission critical computer applications and the operations of its mission critical suppliers during the year 2000 to ensure that any potential Year 2000 issues are resolved without any material disruption to the Company's operations.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Interim Report includes certain forward-looking statements as such term is defined in Section 27A of the Securities Act and Section 21E of the Exchange Act of 1934, as amended. These forward-looking statements involve certain risks and uncertainties, including but not limited to acquisitions, additional financing requirements, development of new products and services, the effect of competitive products and pricing, acceptance of new footwear products in the market place, risks unique to selling goods to the Government (including termination of the Contract, failure to exercise the next option period under the Contract or reducing purchases), and the effect of general economic conditions, that could cause actual results to differ materially from those in such forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the impact of interest rate changes due to its aggregate $2.75 million lines of credit and a term loan through its wholly owned subsidiary, American West Trading Company. As of January 29, 2000, there was no outstanding indebtedness under the lines of credit and $5.2 million was outstanding on the term loan. The Company does not buy or sell derivative financial instruments for trading purposes. Borrowings under the Company's credit facilities described above bear interest at rates based upon the "Prime Rate" offered by the applicable lender less a margin of one-half percent. The Company has not entered into any swap agreements or engaged in any other hedging activities with respect to this variable rate indebtedness. An increase of 1% in the current interest rate under the Company's credit facilities would increase annual interest expense by approximately $60,000 (assuming the Company's aggregate borrowings under the credit facilities averaged $6.0 million during a fiscal year).


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Reference is made to Item 3 of the Company's Annual Report to Shareholders on Form 10-K for the fiscal year ended July 31, 1999.

ITEMS 2, 3, AND 5.

These items are not applicable and have been omitted.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Shareholders held on December 16, 1999, the following individuals were elected to the Board of Directors:

                              VOTES FOR                    VOTES WITHHELD
                          CLASS A   CLASS B             CLASS A      CLASS B
                          -----------------             --------------------

D. Gary McRae             N/A       847,756             N/A          2,340
George M. Bruton          N/A       847,756             N/A          2,340
Hilton J. Cochran         N/A       847,756             N/A          2,340
Victor A. Karam           N/A       847,756             N/A          2,340
James W. McRae            N/A       847,756             N/A          2,340
Brady W. Dickson          1,384,301     N/A             15,333         N/A
Harold W. Smith           1,385,001     N/A             14,633         N/A

The following proposal was approved at the Company's Annual Meeting:

                         AFFIRMATIVE VOTES    NEGATIVE VOTES     VOTES WITHHELD
                         CLASS A    CLASS B  CLASS A   CLASS B  CLASS A  CLASS B
                         -------------------------------------------------------
Ratify the appointment
of Gleiberman Spears
Shepherd & Menaker, P.A.
as independent certified
public accountants for
the current fiscal year. 1,387,269  849,769    4,810     322     7,555       5


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit 27        Financial Data Schedule. (Filed in electronic format only.
                  Pursuant to Rule 402 of Regulations S-T, this schedule shall not be deemed filed for purposes of Section 11 of the Securities Act of 1933 of Section 18 of the Securities Exchange Act of 1934.)


(b) No reports on Form 8-K were filed during the quarter ended January 29, 2000.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               MCRAE INDUSTRIES, INC.
                                                   (Registrant)



  DATE: March 14, 2000                  By: /s/D. Gary McRae
       ---------------                      -----------------------------------
                                            D. Gary McRae
                                            President and CEO
                                            (Principal Executive Officer)


  DATE: March 14, 2000                  By: /s/ Marvin G. Kiser, Sr.
       ---------------                      -----------------------------------
                                            Marvin G. Kiser, Sr.
                                            (Principal Accounting Officer)