Form 10-Q
period 2000-04-29
MCRAE INDUSTRIES INC
filed 2000-06-13
CIK 729284

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTER ENDED APRIL 29, 2000

                                       OR

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________


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

                         Yes  [X]            No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common Stock, $l Par Value--Class A 1,859,692 shares as of June 7, 2000.
Common Stock, $1 Par Value--Class B   908,807 shares as of June 7, 2000.

                     MCRAE INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX


                                                                        Page No.
                                                                        --------

                          PART I. FINANCIAL INFORMATION


ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheet                              3-4

         Condensed Consolidated Statement of Operations                     5

         Condensed Consolidated Statement of Cash Flows                     6

         Notes to Condensed Consolidated Financial Statements               7



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                             8-11

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK                                                     11


                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS                                                 11

ITEM 2.  CHANGES IN SECURITIES                                             11

ITEM 3.  DEFAULT UPON SENIOR SECURITIES                                    11

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS             11

ITEM 5.  OTHER INFORMATION                                                 11

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                 11-12


         SIGNATURES                                                        12

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                     MCRAE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                     ASSETS
                 (In thousands, except share and per share data)


                                              April 29, 2000        July 31,1999
                                                (Unaudited)             (Note)
                                              --------------        ------------

ASSETS

Current assets:

 Cash and cash equivalents                        $ 3,653              $ 4,705

 Securities                                            61                   63

 Accounts and notes receivable, net                 8,898                7,846

 Inventories (see Note B)                          17,674               13,461

 Net investment in capitalized leases                 699                  726

 Prepaid expenses and other current assets            152                  212
                                                  -------              -------

   Total current assets                            31,137               27,013
                                                  -------              -------


Property, plant and equipment, net                  5,645                6,410
                                                  -------              -------


Other assets:

 Receivables, related entities                        842                  941

 Net investment in capitalized leases               1,725                2,350

 Notes receivable                                     262                  552

 Real estate held for investment                      529                  494

 Goodwill                                             520                  550

 Other                                              2,193                1,641
                                                  -------              -------

   Total other assets                               6,071                6,528
                                                  -------              -------

                                                  $42,853              $39,951
                                                  =======              =======


            See notes to condensed consolidated financial statements

                     MCRAE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                 (In thousands, except share and per share data)


                                               April 29, 2000      July 31, 1999
                                                 (Unaudited)           (Note)
                                               --------------      -------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

 Notes payable, banks - current portion              295                295

 Accounts payable                                  5,605              2,589

 Accrued employee benefits                           223                250

 Deferred revenues                                 1,051              1,338

 Accrued payroll and payroll taxes                   582                636

 Income taxes                                        180                111

 Other                                               602                832
                                                 -------            -------

   Total current liabilities                       8,538              6,051
                                                 -------            -------


Notes payable, banks, net of current portion       5,066              5,280

Minority interest                                    729                719

Shareholders' equity:
 Common stock:
  Class A, $1 par; Authorized 5,000,000
    shares; Issued and outstanding, 1,859,692      1,860              1,858
    and 1,857,774, shares, respectively
  Class B, $1 par; Authorized 2,500,000
    shares; Issued and outstanding, 908,807
    and 910,725 shares, respectively                 909                911

 Additional paid-in capital                          791                791

 Retained earnings                                24,960             24,341
                                                 -------            -------

    Total shareholders' equity                    28,520             27,901
                                                 -------            -------

                                                 $42,853            $39,951
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


            See notes to condensed consolidated financial statements

                     MCRAE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (Unaudited)


                               Three Months Ended          Nine Months Ended
                               April 29,    May 1,       April 29,       May 1,
                                 2000        1999          2000           1999
                               -------------------       ----------------------


Net revenues                   $15,565     $13,552       $44,222        $37,008
 Costs and expenses:

  Cost of revenues              12,094       9,580        33,142         26,713

  Research & development           137         123           433            418

  Selling, general and
   administrative                3,081       3,172         8,797          8,907

  Other expense (income),
   net                            (119)        (76)         (331)          (278)

Interest expense                   108         108           313            328
                               -------     -------       -------        -------

Total costs and expenses        15,301      12,907        42,354         36,088
                               -------     -------       -------        -------
Earnings before income
  taxes and minority
  interest                         264         645         1,868            920

Provision for income taxes         106         257           737            374

Minority shareholder's
  interest in earnings
  of subsidiary                     (6)         (3)           10             11
                               -------     -------       -------        -------

Net earnings                   $   164     $   391       $ 1,121        $   535
                               =======     =======       =======        =======
Net earnings per common
  share                        $   .06     $   .14       $   .41        $   .19
                               -------     -------       -------        -------
Weighted average number
 of common shares
 outstanding                 2,768,499   2,768,499     2,768,499      2,768,499
                             ---------   ---------     ---------      ---------


            See notes to condensed consolidated financial statements

                     MCRAE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                      Nine Months Ended
                                               April 29, 2000    May 1, 1999
                                               --------------    -----------


Net cash provided by (used in) operating
  activities                                       $   394         $  (974)
                                                   -------         -------

Cash flows from investing activities:

  Proceeds from sale of securities                       2               0

  Purchase of land for investment                      (35)              0

  Proceeds from sales of assets                         24               0

  Net collections from (advances to)
   related parties                                      99             (52)

  Capital expenditures                                (937)           (446)

  Purchase of other assets                            (174)           (363)

  Net Payments of long-term receivables                290             461
                                                   -------         -------

Net cash used in investing activities                 (731)           (400)
                                                   -------         -------

Cash flows from financing activities:

  Principal repayments of notes payable               (214)           (207)

  Dividends paid                                      (501)           (497)
                                                   -------         -------

Net cash used in financing activities                 (715)           (704)
                                                   -------         -------

Net decrease in cash and cash
  equivalents                                       (1,052)         (2,078)

Cash and cash equivalents at beginning
  of period                                          4,705           5,766
                                                   -------         -------

Cash and cash equivalents at end of period         $ 3,653         $ 3,688
                                                   =======         =======



            See notes to condensed consolidated financial statements

                     MCRAE INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended April 29, 2000 are not necessarily indicative of the results that may be expected for the year ending July 29, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the McRae Industries, Inc. Annual Report on Form 10-K for the year ended July 31, 1999.

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

The components of inventory consist of the following (in thousands):


                                          April 29, 2000    July 31, 1999
                                          --------------    -------------

Raw materials                               $ 3,095,000      $ 2,761,000
Work in process                                 920,000          675,000
Finished goods                               13,659,000       10,025,000
                                            -----------      -----------
                                            $17,674,000      $13,461,000
                                            ===========      ===========



NOTE C - SUBSEQUENT EVENTS

On May 30, 2000, the Company declared a cash dividend of $.09 cents per share on its Class A Common Stock payable on June 30, 2000 to shareholders of record on June 16, 2000.

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

FINANCIAL CONDITION AND LIQUIDITY

The Company's financial condition remained strong for the period ending April 29, 2000. Working capital amounted to approximately $22.6 million and cash and cash equivalents totaled almost $3.7 million.

Operating activities for the nine-month period ending April 29, 2000 provided approximately $394,000 of cash. Net income from operations, adjusted for depreciation and amortization, contributed $2.3 million. Accounts and notes receivable used $1.1 million of cash. This increase in trade receivables was primarily the result of the timing of collection of office equipment sales to county-wide school systems and bar code system sales. These timing differences amounted to approximately $603,000 and $321,000, respectively. Higher inventory levels used approximately $4.2 million of cash primarily attributable to a $3.2 million increase in inventory for the office products business to cover fourth quarter demand for county-wide school system equipment sales. Strong demand for bar code products and military combat boots increased inventory levels for these businesses by $467,000 and $358,000, respectively. Accounts payable provided $3.0 million of cash as payments for military boot leather, bar code equipment, and office product equipment inventory purchases were made after the quarter-end. The bar code business used approximately $375,000 of cash to purchase an enterprise integration software program that enhances and facilitates mobile bar code applications.

Capital expenditures amounted to approximately $937,000 for the nine months ended April 29, 2000. Corporate-wide expenditures for computer hardware and software upgrades for "Year 2000" compliance amounted to approximately $137,000. Production machinery for the printing unit, rental equipment for the office products unit, and warehouse renovations at the corporate facility to implement inventory control and equipment set up efficiencies for the office products unit used approximately $115,000, $267,000, and $178,000 of cash, respectively. Various equipment rental programs for the office products unit were placed with outside financing sources and resulted in approximately $559,000 of positive cash flow. Collections of long-term notes receivable provided an additional $290,000 of cash. Premiums for officer split dollar life insurance policies used approximately $174,000 of cash for the nine-month reporting period.

Financing activities used approximately $715,000 of cash to pay quarterly dividends of $501,000 and to reduce the principal amount of long-term debt by $214,000.

The Company currently has two lines of credit with a bank totaling $2.75 million, all of which was available at April 29, 2000. It is management's opinion that future cash flows from operations, currently available cash and cash equivalents, and unused lines of credit will be sufficient to meet the Company's future working capital, capital expenditures, and debt repayment requirements.

THIRD QUARTER FISCAL 2000 COMPARED TO THIRD QUARTER FISCAL 1999

Consolidated net revenues for the third quarter of fiscal 2000 amounted to approximately $15.6 million, an increase of 14.9% from the consolidated net revenues of $13.6 million reported for the third quarter of fiscal 1999. Net revenues for the military boot business were $3.4 million for the current quarter as compared to $2.0 million for the third quarter of fiscal 1999. This growth in net revenues is primarily attributable to higher boot requirements from the U.S. Government and increased sales of military boots to foreign governments. The bar code business reported an approximate $717,000 increase in net revenues for the comparative third quarters of fiscal 2000 and fiscal 1999 as demand for scanning and related products remained high. Net revenues for the office products business amounted to approximately $5.0 million for the third quarter of fiscal 2000, down $601,000 from the amount reported for the same quarter of fiscal 1999 as a result of fewer county-wide school system sales. Net revenues for the western and work boot business increased by $348,000 as a result of the impact of sales and marketing strategies implemented during fiscal 1999.

Consolidated gross profit as a percentage of net revenues for the third quarter of fiscal 2000 was 22.3%, down from 29.3% reported for the third quarter of fiscal 1999. This decrease in gross profit percentage resulted primarily from the lower margin military and western and work boot business accounting for a larger percent of the total revenue mix, a decline in the gross profit percentage in the office products business associated with greater sales to lower margined accounts, and additional programming salaries and related costs associated with the enterprise integration software product for the bar code business.

Selling, general, and administrative (SG&A) expenses amounted to approximately $3.1 million, a decrease of 2.9% from the same period of fiscal 1999. This reduction in SG&A expenditures resulted primarily from decreased sales salaries and commissions for the office products business and to corporate-wide reductions in employee benefit costs. This decrease was partially offset by increased sales salaries and commissions for the bar code and western and work boot businesses. As a percentage of net revenues, SG&A expenditures decreased from 23.4% for the third quarter of fiscal 1999 to 19.8% for the third quarter of fiscal 2000.

FIRST NINE MONTHS FISCAL 2000 COMPARED TO FIRST NINE MONTHS FISCAL 1999

Consolidated net revenues for the first nine months of fiscal 2000 amounted to $44.2 million, an increase of 19.5% over the consolidated net revenues for the same period of fiscal 1999. The military boot business net revenues amounted to $8.6 million for the current reporting period, an increase of $3.5 million over the amount reported for the first nine months of fiscal 1999. This increase in net revenues was the result of increased U.S. Government requirements for military combat boots and increased sales of military boots to foreign governments. The net revenues for the western and work boot business were up 31.9% for the current reporting period as compared to the same prior year period primarily attributable to the continued success of the sales and marketing strategies implemented during the last half of fiscal 1999. The office products business net revenues reached $15.1 million for the first nine months of fiscal 2000, up 5.2% from the $14.3 million reported for the first nine months of fiscal 1999. This growth in net revenues is primarily the result of continued strong demand for copier and duplicating equipment by county-wide school systems. The bar code business was up 12.9% for the first nine months of fiscal 2000 as compared to the same period of fiscal 1999 as demand for scanning and related equipment continued to be strong.

Consolidated gross profit for the first nine months of fiscal 2000 and fiscal 1999 amounted to $11.1 million and $10.2 million, respectively, with the increase primarily resulting from the increase in net revenues. As a percentage of net revenues, gross profit declined from 27.8% for the first nine months of fiscal 1999 to 25.1% for the first nine months of fiscal 2000 as the lower margin military combat boot business and western and work boot business accounted for a greater portion of the Company's consolidated net revenues. Increased production levels for the western and work boot business resulted in a gross profit percentage improvement of 7.0% for the comparative nine-month periods as per unit production costs were lowered. The gross profit percentage for the office products business decreased from 33.9% for the first nine months of fiscal 1999 to 27.8% for the same period of fiscal 2000 as lower margin sales made up a greater portion of this business unit's total net revenues.

Selling, general, and administrative expenses as a percentage of consolidated net revenues for the first nine months of fiscal 2000 and fiscal 1999 were 19.9% and 24.1%, respectively. For the comparative nine-month periods, total SG&A expenditures decreased from $8.9 million in fiscal 1999 to $8.8 million in fiscal 2000. Reductions in sales salaries, commissions, and advertising were partially offset by higher sales and marketing expenses, professional fees, and group health insurance costs.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued and established the accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 will be effective for the Registrant for the fiscal year beginning July 30, 2000 as amended by SFAS No. 137. Currently, the Registrant is not involved in any derivative or hedging activities.

YEAR 2000 ISSUES

In prior reporting periods, The Company disclosed the nature of its approach and the progress of its plans to become compliant with Year 2000 issues. As a result of the planning and the implementation of compliance efforts, the Company has experienced no significant disruptions with internal mission critical computer hardware or software systems. The Company is not aware of any material problems resulting from Year 2000 issues with its products, internal systems, or the products and services of mission critical suppliers.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the impact of interest rate changes due to its aggregate $2.75 million lines of credit and a term loan through its wholly owned subsidiary, American West Trading Company. As of April 29, 2000, there was no outstanding indebtedness under the lines of credit and $5.1 million was outstanding on the term loan. The Company does not buy or sell derivative financial instruments for trading purposes. Borrowings under the Company's credit facilities described above bear interest at rates based upon the "Prime Rate" offered by the applicable lender less one-half percent. The Company has not entered into any swap agreements or engaged in any other hedging activities with respect to this variable rate indebtedness. An increase of 1% in the current interest rate under the Company's credit facilities would increase annual interest expense by approximately $60,000 (assuming the Company's aggregate borrowings under the credit facilities averaged $6.0 million during a fiscal year).


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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    3.1 Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant's Form S-14, Registration No. 2-85908).

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

(b) No reports on Form 8-K were filed during the quarter ended April 29, 2000.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             MCRAE INDUSTRIES, INC.
                                                  (Registrant)



  Date: June 13, 2000                        By: /s/ D. Gary McRae
       ---------------                           ------------------------------
                                                 D. Gary McRae
                                                 President and CEO
                                                 (Principal Executive Officer)


  Date: June 13, 2000                        By: /s/ Marvin G. Kiser, Sr.
       ---------------                           ------------------------------
                                                 Marvin G. Kiser, Sr.
                                                 (Principal Accounting Officer)