Form 10-K405
period 2000-07-29
MCRAE INDUSTRIES INC
filed 2000-10-27
CIK 729284

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

                     For the fiscal year ended July 29, 2000

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (910) 439-6147

Securities Registered Pursuant to Section 12(b) of the Act:

         Title of each class           Name of each exchange on which registered

   Class A Common Stock, $1 Par Value           American Stock Exchange
   Class B Common Stock, $1 Par Value           American Stock Exchange

Securities Registered Pursuant to Section 12 (g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

The aggregate market value of shares of the Registrant's $1 par value Class A and Class B Common Stock held by non-affiliates as of October 23, 2000 was approximately $5,182,000 and $1,188,000, respectively. On October 23, 2000, 1,859,692 Class A shares and 908,807 Class B shares of the Registrant's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual shareholders meeting to be held on December 14, 2000 are incorporated by reference into Part III.

                                     PART I

ITEM 1. BUSINESS

The Registrant is a Delaware corporation organized in 1983 and is the successor to a North Carolina corporation organized in 1959. The Company's principal lines of business are: manufacturing and selling bar code reading and related printing devices; manufacturing and selling military combat boots, western and work boots; selling, leasing, and servicing office equipment; and commercial printing and packaging. Additional financial information about these lines of business can be found in Note 16 to the financial statements.

BAR CODE OPERATIONS

The bar code unit manufactures and sells bar code reading and printing devices and other items related to optical data collection, including licensing and selling computer software through Compsee, Inc. (Compsee), a 94% owned subsidiary. Compsee markets, sells, and services its products directly through sales centers located throughout the United States. Compsee also sells its products in Central and South America, Europe, Australia, the Middle East, and the Pacific Rim countries through foreign distributors. Compsee's export sales were 3% of the Registrant's consolidated net revenues for each of the last three fiscal years.

Compsee designs and manufactures QuickReader and QuickLink bar code readers. Principal materials used in Compsee's assembly operations consist of various electrical and electronic components that are readily available from a number of sources. During fiscal 1996, Compsee introduced APEX II, a new portable bar code scanner. This product was well received in the market and provided 10%, 11%, and 12% of Compsee sales for fiscal 2000, 1999, and 1998, respectively. A companion product, the APEX II cradle, which facilitates data transfer and provides battery-recharging capabilities, was added to the product line in fiscal 1997. Compsee's wedge product line was upgraded in fiscal 1998 with the introduction of the Turbowedge line of bar code wedge readers. These products offer several new features and were well received in the market. During fiscal 2000 Compsee purchased an enterprise integration software program that enhances and facilitates mobile bar code applications. This software provides specific competitive advantages for Compsee's wireless products. For fiscal 2001, Compsee plans to introduce the APEX III portable data collector. This product will provide batch and wireless data collection capability.

The markets in which this business unit operates are generally highly competitive. The Registrant is not aware of any reliable statistics that would enable the Registrant to determine the relative position of Compsee or its products within the industry. Competition in the industry is principally based on product features, customer service, and price. The major competitors in the industry include PSC, Unitech, and Handheld Products.

Net revenues derived from this unit in fiscal 2000, 1999, and 1998 were 27%, 29%, and 28% of the Registrant's consolidated net revenues, respectively. QuickReaders, QuickLink, and Turbowedge bar code readers developed and marketed by Compsee accounted for 11%, 12%, and 11% of Compsee's net revenues for fiscal 2000, 1999, and 1998, respectively, and for 3% of the Registrant's consolidated net revenues during each of the last three fiscal years. There was no significant backlog of firm orders for this unit at July 29, 2000.

FOOTWEAR MANUFACTURING

The Registrant's footwear manufacturing operations include the manufacture and sale of military combat boots. The Registrant has manufactured Direct Molded Sole military combat boots for the United States Government (the Government) since 1966. On April 30, 1996, the Registrant acquired American West Trading Company (American West), which manufactures western boots, work boots, military dress oxfords, and military safety boots.

Whenever the Government determines a need for producing combat boots because of the number of new recruits entering the services, and the need to replenish its inventory to replace worn out boots, the Government solicits contracts from U.
S. boot manufacturers. The solicitation process typically includes the evaluation by the Government of written technical and cost proposals. The Government awards contracts on negotiated per pair contract prices based on estimated allowable costs as projected for the subsequent fiscal year plus a reasonable profit margin. This profit margin is subject to the Government's determination that the prices are "fair" and "reasonable." All recent Government contracts for military boots have been awarded to four manufacturers including the Registrant. The Registrant is currently in the fourth year of the most recent contract awarded by the Government in April 1997 (the Contract). The Contract provides for a base year and four one year extensions which may be exercised by the Government at its sole discretion for the purchase of additional option quantities of military combat boots. The current option period will expire in April 2001. The Government is now evaluating a new military combat boot construction that is not compatible with the Company's current manufacturing process. As a result, the Government could decide to cancel the remaining Contract options and to require future military combat boot purchases to meet the new boot construction specification. While the Company is taking the appropriate actions to accommodate any military combat boot specification changes, there can be no assurances that the Company would be successful in any solicitation of another contract with the Government upon termination of the current Contract.

No one company dominates the Government military boot industry. Price, quality, manufacturing efficiency, and delivery are the areas emphasized by the Registrant to strengthen its competitive position. The Registrant also sells boots to civilian and other military customers including other countries. Military boot sales under the Government contract were $7.2 million, $6.9 million, and $9.1 million, for fiscal 2000, 1999, and 1998, respectively. Sales of military boots to foreign countries were $4.7 million, $76,000, and $1.7 million for the past three fiscal years, respectively. Approximately 75% of foreign country sales for fiscal 2000 were to Israel.

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

American West designs, manufactures, sells, and distributes western and work boots for men and women who wear boots for work and everyday activities, including casual wear. American West utilizes seasoned and highly respected independent sales representatives to market and sell its boots nationwide to major retail discount stores, regional specialty chain stores, and major western boot distributors. The boots are marketed primarily under the retailer's private label and under the "American West Trading Company" brand.

In addition to the western and work boot product lines, American West began producing two styles of military footwear (military dress oxfords and military safety shoes) in fiscal 1997 and continues to bid on future "welt" construction military solicitations to supplement the western boot product lines. Sales of military footwear (excluding Direct Molded Sole boots) amounted to $734,000, $575,000, and $3.1 million in fiscal 2000, 1999, and 1998, respectively.

During fiscal 2000, American West expanded its western boot product line with imported children and infant boots from India and ladies cement construction boots from Mexico. Net revenues from these imported products amounted to approximately $107,000 for fiscal 2000.

American West consolidated its manufacturing operation in fiscal 1997 by combining all manufacturing operations at the Waverly facility. The Dresden location continues to provide storage, warehouse, and shipping functions. The "upper" parts of boots produced at American West are constructed from leather and/or synthetic material and the sole and heels consist of either leather, rubber and/or rubber-plastic blended material. All raw materials necessary for manufacturing the boots are readily available from several suppliers, both domestic and abroad.

The western/work boot markets are highly competitive. The Registrant is not aware of any reliable statistics that would enable it to determine its relevant position within the industry; however, it believes it has established a solid position in the market for lower and middle ranged priced boots where competition is principally based on price and product quality.

American West coordinates its manufacturing and inventory according to the seasonality of its business, which tends to have higher sales occurring generally in the fall and winter months. American West contributed $7.9 million, $6.4 million, and $10.9 million of net revenues for fiscal 2000, 1999, and 1998, respectively. There were no sales to Wal-Mart for fiscal 2000 and fiscal 1999 as compared to $3.4 million for fiscal 1998.

The Registrant's backlog of firm orders for military combat boots at July 29, 2000 and July 31, 1999 totaled approximately $8.6 million (all of which is expected to be filled during the current fiscal year) and $6.5 million, respectively. The backlog of firm orders for western and work boots at July 29, 2000 and July 31, 1999 totaled approximately $436,000 (all of which is expected to be filled during the current year) and $376,000, respectively.

Net revenues derived from the military combat boot segment in fiscal 2000, 1999, and 1998 were 21%, 14%, and 19%, respectively, of the Registrant's consolidated net revenues.

Net revenues derived from the western and work boot segment in fiscal 2000, 1999, and 1998 were 13%, 12%, and 18%, respectively, of the Registrant's consolidated net revenues.

OFFICE PRODUCTS AND PRINTING BUSINESS

McRae Office Solutions, Inc. (Office Solutions), formerly McRae Graphics, Inc., a wholly owned subsidiary, is a non-exclusive distributor of Toshiba photocopier and facsimile machines in North Carolina and parts of Virginia and South Carolina. Office Solutions operates seven district sales offices throughout the state of North

Carolina. Office Solutions is also the sole distributor in North Carolina of RISO digital duplicators. Machines, components, and certain supplies sold by Office Solutions during fiscal 2000 are generally available only from Toshiba and RISO.

During fiscal 2000, Office Solutions purchased the rights to a software package designed to scan, store and provide easy retrieval of various document types. This product is expected to be part of the product mix in fiscal 2001.

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

In August 2000, the Company's management decided to phase out and discontinue the operations of the printing business during the 2001 fiscal year.

Net revenues derived from the office products segment during fiscal 2000, 1999, and 1998 were 34%, 39%, and 30%, respectively, and from the printing segment were 5%, 6%, and 5%, respectively, of the Registrant's consolidated net revenues. There was no significant backlog of firm orders for these segments.

OTHER BUSINESSES

The Registrant's Financing and Leasing Division manages the Registrant's short-term investments and marketable securities. This division is also engaged in equipment leasing and the financing of receivables for other businesses and individuals.

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

EMPLOYMENT

As of July 29, 2000, the Registrant employed approximately 563 persons in all divisions and subsidiaries. None of the Registrant's employees are represented by collective bargaining or a labor union. The Registrant considers its relationship with its employees to be good.

FINANCIAL INFORMATION ABOUT OPERATING SEGMENTS

Financial information for the past three fiscal years with respect to the Registrant's operating segments are incorporated herein by reference to Note 16 to the consolidated financial statements included in this Report.

RESEARCH AND DEVELOPMENT

Research and development costs related to future products amounted to $538,000, $524,000, and $572,000 for fiscal 2000, 1999, and 1998, respectively.


ITEM 2. PROPERTIES

The following table describes the location, principal use, and approximate size of the principal facilities of the Registrant and its subsidiaries, all of which are owned by the Registrant and/or its subsidiaries.

    LOCATION                        PRINCIPAL USE                     SIZE
    --------                        -------------                     ----
400 North Main Street       Corporate headquarters,         71,000 square feet
Mt. Gilead, N.C.            manufacturing, and sales

Highway 109 North           Footwear manufacturing          57,600 square feet
Mt. Gilead, N.C.

2500 Port Malabar Blvd.     Compsee sales office             5,250 square feet
Palm Bay, Florida

Highway 109 North           Footwear warehouse               3,500 square feet
Mt. Gilead, N.C.

Highway 109                 Printing warehouse              11,200 square feet
Richmond County, N.C.

Highway 24-27               Footwear manufacturing and      35,000 square feet
Troy, N.C.                  warehousing

Highway 109 North           Footwear storage                 4,800 square feet
Mt. Gilead, N.C.

111 Main Street             Printing operation              11,520 square feet
Mt. Gilead, N.C.

601 E. Railroad Street      Footwear manufacturing          71,520 square feet
Waverly, TN

100 Hillcrest Street        Footwear storage and warehouse   5,000 square feet
Dresden, TN


In addition to these principal locations, the Registrant and its subsidiaries lease other offices throughout the United States. The Registrant also owned approximately 500 acres of undeveloped land on July 29, 2000 that is being held for investment purposes.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Each of the Registrant's classes of Common Stock are traded on the American Stock Exchange (ticker symbol MRI-A and MRI-B). As of October 23, 2000, there were approximately 440 record holders of the Registrant's Class A Common Stock and approximately 397 record holders of the Class B Common Stock. High and low stock prices and dividends declared per share for the last two fiscal years were:


CLASS A COMMON STOCK:

                   FISCAL 2000                             FISCAL 1999
          ----------------------------               --------------------------
          SALES   PRICE        CASH                   SALES  PRICE      CASH
          -------------      DIVIDENDS                ------------    DIVIDENDS
QUARTER   HIGH    LOW        DECLARED                 HIGH   LOW      DECLARED
-------   ----    ---        --------                 ----   ---      ---------

First    $6.13   $4.94      $.09                     $7.32  $5.75    $.09
Second    5.63    4.75       .09                      8.75   5.75     .09
Third     5.75    4.94       .09                      6.07   4.50     .09
Fourth    6.38    4.13       .09                      6.00   5.63     .09



CLASS B COMMON STOCK:

          FISCAL  2000                                FISCAL 1999
         --------------                              -------------
          SALES   PRICE                               SALES  PRICE
         --------------                              -------------
QUARTER   HIGH    LOW                                 HIGH   LOW
-------   ----    ---                                 ----   ---
First    $5.88   $5.38                               $7.00  $7.00
Second    5.38    5.13                                8.00   5.75
Third     5.63    5.00                                6.00   4.63
Fourth    6.50    4.13                                5.75   5.38


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


FISCAL YEARS ENDED       7-29-00     7-31-99      8-1-98       8-2-97      8-3-96
                      ----------   ----------  -----------   ---------   ----------

INCOME STATEMENT DATA:

Net revenues         $60,212,000  $51,454,000  $60,087,000 $58,480,000  $48,724,000

Net earnings           1,357,000      782,000    2,265,000   2,339,000    2,282,000

Net earnings,
  per common share:         0.49         0.28         0.82        0.85         0.84
                      ----------   ----------  -----------   ---------   ----------

BALANCE SHEET DATA:

Total assets         $42,701,000  $39,951,000  $40,457,000 $39,725,000  $39,561,000

Long-term liabilities  5,057,000    5,280,000    5,594,000   5,854,000    6,285,000

Working capital       22,520,000   20,962,000   21,408,000  18,412,000   16,953,000

Shareholders' equity  28,589,000   27,901,000   27,784,000  26,174,000   24,364,000

Weighted average
 number of common
 shares outstanding(a) 2,768,499    2,768,499    2,768,499   2,761,825    2,731,334

Cash dividends
 declared per common
 share(b)                  $0.36        $0.36        $0.36       $0.36        $0.35
                     -----------   ----------    ---------   ---------     --------

(a) Includes both Class A and Class B Common Stock
(b) Dividends were paid only on Class A Common Stock

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DESCRIPTION OF BUSINESS SEGMENTS

The Company has five primary business units: the bar code unit operates under the name Compsee, Inc. (Compsee); the office products unit operates under the name McRae Office Solutions, Inc. (Office Solutions); the military boot unit operates under the name McRae Footwear; the western and work boot unit operates under the name American West Trading Company (American West); and the commercial printing unit operates under the name Rae-Print, Inc. (Rae-Print). The Company also operates other smaller businesses.

A summary of the net revenues; gross profits; selling, general and administrative expenses; and operating profits of the major business units for fiscal years 1998 through 2000 is presented in the following chart. Certain reclassifications have been made to the prior year amounts to conform with the current year presentation.


                           FISCAL YEAR           PERCENT CHANGE            FISCAL YEAR
                       2000    1999    1998     OVER PRIOR PERIOD      2000   1999    1998
                      DOLLARS  (IN THOUSANDS)    2000       1999    PERCENT OF NET  REVENUES
                    -------------------------    ----------------   ------------------------

NET REVENUES
 Bar Code           $16,422  $14,695 $17,084      11.8     (14.0)       27     29      28
 Office Products     20,678   19,846  18,051       4.2       9.9        34     39      30
 Military Boots      12,395    7,365  11,106      68.3     (33.7)       21     14      19
 Western/Work Boots   7,866    6,402  10,926      22.9     (41.4)       13     12      18
 Printing             3,071    3,164   2,936      (2.9)      7.8         5      6       5
 Eliminations/other    (220)     (18)    (16)       NM        NM         0      0       0
                     ------------------------    -----     -----    ------------------------
 Consolidated       $60,212  $51,454 $60,087      17.0     (14.4)      100    100     100

GROSS PROFIT                                                        GROSS PROFIT PERCENTAGE
                                                                    ------------------------
 Bar Code           $ 5,319  $ 5,233 $ 6,254       1.6     (16.3)       32     36      37
 Office Products      5,726    6,129   5,934      (6.6)      3.3        28     31      33
 Military Boots       2,786    1,663   2,267      67.5     (26.6)       22     23      19
 Western/Work Boots   1,106      703     980      57.3     (28.2)       14     11       9
 Printing                10      155     325     (93.5)    (52.3)        0      5      10
 Eliminations/other     (74)     (80)    (92)       NM        NM         0      0       0
                    -------------------------    -----     ------   ------------------------
 Consolidated       $14,873  $13,803 $15,668       7.8     (11.9)       25     27      26

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                        PERCENTAGE OF NET REVENUES
                                                                    --------------------------
 Bar Code           $ 5,525  $ 5,087 $ 5,324       8.6      (4.5)       34     35      31
 Office Products      4,688    5,408   4,394     (13.3)     23.1        23     27      24
 Military Boots         457      347     606      31.7     (42.7)        4      5       4
 Western/Work Boots   1,648    1,407   1,446      17.1      (2.7)       21     22      13
 Printing               225      228     239      (1.3)     (4.6)        7      7       7
 Eliminations/other     (23)      (9)     41        NM        NM         0      0       0
                    -------------------------    -----     -----    ------------------------
 Consolidated       $12,520  $12,468 $12,050        .4       3.5        21     24      20

OPERATING PROFIT                                                    PERCENTAGE OF NET REVENUES
                                                                    --------------------------
 Bar Code           $  (206) $   146 $   930    (241.1)    (84.3)       (2)     1       6
 Office Products      1,038      721   1,540      44.0     (53.2)        5      4       9
 Military Boots       2,329    1,316   1,661      77.0     (20.8)       18     18      15
 Western/Work Boots    (542)    (704)   (466)     23.0     (51.1)       (7)   (11)     (4)
 Printing              (215)     (73)     86    (194.5)   (184.9)       (7)    (2)      3
 Eliminations/other     (51)     (71)   (133)       NM        NM         0      0       0
                    -------------------------   ------    -------   ------------------------
 Consolidated       $ 2,353  $ 1,335 $ 3,618      76.3     (63.1)        4      3       6

CONSOLIDATED RESULTS OF OPERATIONS, FISCAL 2000 COMPARED TO FISCAL 1999

Consolidated net revenues for fiscal 2000 amounted to $60.2 million, an increase of 17.0% over the $51.5 million reported for fiscal 1999, primarily attributable to the military combat boot business, the western and work boot business, and the bar code business. These business units posted net revenue increases of 68.3%, 22.9%, and 11.8%, respectively, over the net revenues reported for fiscal 1999.

Consolidated gross profit as a percentage of net revenues declined from the 27% reported for fiscal 1999 to 25% for fiscal 2000 and was primarily the result of changes in consolidated and business unit product mix, competitive price pressures in the market, and additional operating costs associated with new bar code software products and services. The decrease in gross profit percentage was partially offset by lower western boot unit costs generated by larger production levels.

Selling, general and administrative (SG&A) expenses decreased as a percentage of net revenues from 24% for fiscal 1999 to 21% for fiscal 2000. Lower sales salaries, sales commissions, and advertising and promotional costs were partially offset by increases in sales travel expenses, group health insurance costs, professional fees, and bad debt expense.

Consolidated operating profit increased 76.3% from the $1.3 million reported for fiscal 1999 to the $2.4 million reported for fiscal 2000. The increase in consolidated operating profit resulted from increased revenues and lower SG&A expenditures. As a percentage of net revenues, consolidated operating profit was 4%, as compared to 3% reported for fiscal 1999.

BAR CODE UNIT RESULTS OF OPERATIONS, FISCAL 2000 COMPARED TO FISCAL 1999

Compsee is a manufacturer and distributor of "hi-tech" bar code reading and printing devices and other peripheral equipment and supplies related to optical data collection. Compsee is a global company and continues to seek new markets throughout the United States and other parts of the world.

Net revenues amounted to $16.4 million for fiscal 2000. This 11.8% increase over the $14.7 million reported for fiscal 1999 was primarily the result of higher demand for "wireless" system sales and Compsee manufactured products. Gross profit as a percentage of net revenue decreased from 36% for fiscal 1999 to 32% for fiscal 2000. This decline in gross profit was primarily the result of continued price pressures in the market and to additional costs associated with the acquisition and development of software used primarily in "wireless" applications. SG&A expenses increased by approximately $438,000, or 8.6%, over fiscal 1999 as sales salaries and commissions, travel expenditures, group health insurance costs, professional fees, and "one-time" costs associated with the purchased software outpaced lower expenditures for advertising and promotional materials. The lower gross profit margins coupled with the increase in SG&A expenditures resulted in an operating loss of approximately $206,000 as compared to an operating profit of approximately $146,000 in fiscal 1999.

OFFICE PRODUCTS UNIT RESULTS OF OPERATIONS, FISCAL 2000 COMPARED TO FISCAL 1999

McRae Office Solutions distributes Toshiba photocopiers, Toshiba facsimile machines, and RISO digital printing equipment throughout the state of North Carolina and parts of Virginia and South Carolina. Office Solutions also provides service and supplies for these products.

Net revenues amounted to $20.7 million in fiscal 2000, an increase of 4.2% over the $19.8 million reported for fiscal 1999. This growth in revenue primarily resulted from the continued strong demand for copier and duplicating equipment by county-wide educational systems. Gross profit decreased from $6.1 million for fiscal 1999 to $5.7 million for fiscal 2000 primarily because a greater percentage of the revenue mix comes from low margin sales to county-wide school systems. SG&A expenses amounted to $4.7 million, down 13.3% from the $5.4 million for fiscal 1999. This decrease in costs was primarily the result of reduced sales salaries and commissions associated with the commercial business, reduced training costs, reduced advertising expenditures, and reduced use taxes, partially offset by increased expenditures for telephone, group health insurance, administrative salaries, and professional fees. The $300,000 increase in operating profit from fiscal 1999 to fiscal 2000 was primarily the result of higher net revenues and lower SG&A expenses.

FOOTWEAR UNIT RESULTS OF OPERATIONS, FISCAL 2000 COMPARED TO FISCAL 1999

The footwear business unit manufactures and distributes military combat boots, military dress shoes, military safety boots, western boots, and work boots. The military footwear is primarily for the U. S. Government and foreign governments while the western and work boot products are for dress and casual wear for men and women. In addition, this business unit imports western boots from India and Mexico primarily for women, infants, and children.

Military combat boot net revenues for fiscal 2000 amounted to approximately $12.4 million, an increase of 68.3% from the $7.4 million reported for fiscal 1999. This increase in net revenues resulted primarily from higher demand for military boots by foreign governments. Net revenues associated with military combat boot sales to the U.S. Government increased by approximately 12.6% from the level reported for fiscal 1999 as a result of higher boot requirements by the Government. Gross profit as a percentage of net revenues decreased by 1% from fiscal 1999 to fiscal 2000 and was primarily attributable to higher manufacturing labor costs. SG&A expense as a percentage of net revenues for fiscal 2000 was 4%, down 1% from fiscal 1999. Increased employee benefit costs were responsible for the increase in SG&A expenditures from $347,000 for fiscal 1999 to $457,000 for fiscal 2000.

The Company is currently in the fourth year of the most recent contract awarded by the Government in April 1997 (the Contract). The Contract provides for a base year and four one-year extensions that may be exercised by the Government at its sole discretion for the purchase of additional option quantities of military combat boots. The current option will expire in April 2001. The Government is now evaluating a new military combat boot construction that is not compatible with the Company's current manufacturing process. As a result, the Government could decide to cancel the remaining Contract options and to require future military combat boot purchases to meet the new boot construction specification. While the Company is taking the appropriate actions to accommodate any military combat boot specification changes, there can be no assurances that the Government will exercise the subsequent renewal options under the Contract or that the Company would be successful in any solicitation of another contract with the Government upon termination of the current Contract.

Western and work boot net revenues for fiscal 2000 were up 22.9% over net revenues for fiscal 1999 primarily attributable to the success of the sales and marketing strategies implemented during the last half of fiscal 1999. One facet of that strategy was to develop and deploy a team of experienced, independent sales representatives to cover areas of the market that had significant growth potential. Gross profit as a percentage of net revenues for fiscal 2000 was 14%, a 3% improvement over the 11% for fiscal 1999. This increase in gross profit percentage was primarily the result of higher production levels providing lower per unit costs. SG&A expenses for fiscal 2000 amounted to $1.6 million, an increase of approximately 17.1% over the level reported for fiscal 1999 and was primarily the result of higher sales commissions and bad debt charges. As a percentage of net revenues, SG&A expenditures decreased from 22% for fiscal 1999 to 21% for fiscal 2000. The operating loss for fiscal 2000 showed a 23.0% improvement over the operating loss for fiscal 1999 and was primarily attributable to increased boot sales and improved gross margin levels.

OTHER BUSINESS UNIT RESULTS OF OPERATIONS, FISCAL 2000 TO FISCAL 1999

Net revenues for the printing and packaging business decreased by approximately $100,000 for fiscal 2000, down 2.9% from fiscal 1999 primarily the result of competitive pressure in the market. Gross profit for fiscal 2000 was down 93.5% from fiscal 1999 primarily attributable to labor inefficiencies, equipment downtime and repair costs, and higher group health insurance expenditures. SG&A expenses amounted to $225,000, down 1.3% from the SG&A expense level for fiscal 1999 resulting from lower corporate charges and professional fees. The operating loss increased from $73,000 for fiscal 1999 to $215,000 for fiscal 2000 primarily as a result of lower gross margin.

During the first quarter of fiscal 2001, the Company's management decided to phase out and discontinue the operations of this business during fiscal year 2001. The impact of this decision is expected to have a negative impact on earnings for fiscal 2001.

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

Consolidated gross profit for fiscal 1999 decreased 11.9% from $15.7 million reported for fiscal 1998 primarily as a result of lower consolidated net revenues. As a percent of net revenues, gross profit increased to 27% from 26% for fiscal 1998. This increase was primarily attributable to the higher margin bar code and office products accounting for 68% of 1999 net revenues as compared to 58% in fiscal 1998.

Selling, general and administrative (SG&A) expenses increased by approximately $418,000 primarily attributable to higher expenditures for sales salaries and commissions, equipment rental, sales training, group health insurance, professional services, depreciation expense, and use tax audit adjustments. These higher costs were partially offset by cost reductions for telephone expense, employee benefit charges, and bad debt write-offs.

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

BAR CODE UNIT RESULTS OF OPERATIONS, FISCAL 1999 COMPARED TO FISCAL 1998

Net revenues for fiscal 1999 were $14.7 million, down $2.4 million from the level reported for fiscal 1998. This decrease in net revenues was primarily the result of lower "system" sales and the delay in introducing new products to the market. Gross profit margins continued to be influenced by competitive price pressures in the market and declined as a percentage of net revenues from 37% for fiscal 1998 to 36% for fiscal 1999. SG&A expenses decreased 4.5% from the $5.3 million level for fiscal 1998 primarily attributable to cost reductions in sales commissions, telephone expenses, travel related expenditures, employee benefit costs, bad debt write-offs, and research and development. These cost savings were partially offset by higher sales salaries, corporate charges, and professional services. Lower net revenues coupled with declining profit margins and higher operating costs resulted in an 84% decrease in operating profit for fiscal 1999.

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

FOOTWEAR UNIT RESULTS OF OPERATIONS, FISCAL 1999 COMPARED TO FISCAL 1998

Military boot net revenues for fiscal 1999 decreased approximately 34% from the fiscal 1998 level as a result of lower military boot sales to the U. S. Government and foreign governments. Gross profit declined from $2.3 million for fiscal 1998 to $1.7 million for fiscal 1999 as a result of lower net revenues. Gross profit as a percentage of net revenues increased to 23% for fiscal 1999 as compared to 19% for fiscal 1998. The increase was primarily attributable to lower manufacturing overhead expenditures. SG&A expenses as a percentage of net revenues also declined 43% for fiscal 1999 as compared to fiscal 1998 primarily as a result of lower corporate overhead charges. Military boot operating profit for fiscal 1999 amounted to $1.3 million, down $345,000 or 21% from the amount recorded for fiscal 1998. The impact of lower net revenues was partially offset by lower manufacturing and support costs.

Western and work boot net revenues decreased from $10.9 million for fiscal 1998 to $6.4 million for fiscal 1999 as the market for these products continue to be soft and to the loss of Wal-Mart business. Gross profit declined by 28% for the comparative periods primarily attributable to reduced net revenues. Lower manufacturing costs resulted in gross profit as a percentage of net revenues to increase from 9% in fiscal 1998 to 11% for the current reporting period. SG&A expenses amounted to approximately $1.4 million for both fiscal 1999 and fiscal 1998. As a percentage of net revenues, SG&A expenses increased from 13% to 22% for fiscal 1998 and fiscal 1999, respectively. This increase resulted from the same level of SG&A expenditures supporting a 41% decrease in net revenues in fiscal 1999 as compared to fiscal 1998. The operating loss increased by 51% as a result of lower net revenues.

OTHER BUSINESS UNIT RESULTS OF OPERATIONS, FISCAL 1999 COMPARED TO FISCAL 1998

Net revenues for the printing unit increased to $3.2 million for fiscal 1999 as compared to $2.9 million for fiscal 1998 primarily attributable to strong demand for printed material and packaging services. Gross profit declined by approximately 52% for the current fiscal year as compared to fiscal 1998 and resulted from labor inefficiencies associated with the unit's packaging services program. SG&A expenditures were basically unchanged for the comparative periods. The fiscal 1999 operating loss resulted from the decline in gross profit associated with the labor inefficiencies.

FINANCIAL CONDITION

The Company's financial condition remained strong at July 29, 2000 as cash and cash equivalents amounted to approximately $7.2 million and working capital reached the $22.5 million level. The current ratio was 3.7 to 1.

Cash provided by operating activities amounted to approximately $4.7 million. Earnings from operations, adjusted for depreciation and amortization, provided a positive cash flow of approximately $2.9 million. Trade accounts and notes receivable provided almost $1.1 million of cash as the timing of collection of open accounts for all business units outpaced sales. Higher inventory levels used approximately $2.8 million of cash primarily attributable to building product levels for the growing demand for military and western footwear, to the initial manufacturing requirements necessary for the introduction of a new bar code product, and to the negative impact of competitive pressure in placing office equipment in county-wide school systems. The increased capability of utilizing third party financing for the office products business produced a positive cash flow as the net investment in capitalized leases and the deferred revenue accounts decreased by approximately $649,000. The positive cash flow contributed by the increase in accounts payable was primarily attributable to the timing of payments for inventory after year-end, to an increase in the amounts set aside to cover leather and shipping cost adjustments and VEST quantity deficiencies under the Contract with the Government, and to amounts reserved for future lease buyouts. The increase in income taxes resulted from the timing of larger fourth quarter tax payments being made after year-end.

Investing activities used approximately $1.2 million of cash. Capital expenditures amounted to approximately $1.4 million primarily for office equipment, computer equipment, production machinery for the footwear and printing businesses, and rental machines for county-wide educational programs. The purchase of various software programs for strategic product development used approximately $600,000 of cash. Rental equipment associated with several county-wide educational programs that were placed with third party finance companies provided a positive cash flow of approximately $632,000. Net collections on various notes and related party receivables also provided cash amounting to nearly $610,000.

Quarterly dividend payments and principal payments on long-term debt used approximately $669,000 and $271,000 of cash, respectively.

The Registrant's primary sources of liquidity at July 29, 2000 consisted of cash, cash equivalents, and short-term investments totaling approximately $7.3 million and $2.75 million of availability at year-end in two lines of credit. It is management's opinion that the cash on hand, cash generated from operations, and the current credit facilities will be sufficient to meet the Registrant's capital requirements for fiscal 2001.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", was issued in February 1998. SFAS No. 132 revises employers' disclosures requirements regarding pensions and other postretirement benefit plans and has been adopted by the Registrant. The Registrant is in compliance with this reporting requirement.

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued and established the accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 will be effective for the Registrant for the fiscal year beginning July 30, 2000, as amended by SFAS No. 137 and SFAS No. 138. Currently, the Registrant is not involved in any derivative or hedging activities.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the impact of interest rate changes due to its aggregate $2.75 million lines of credit and a term loan through its wholly owned subsidiary, American West Trading Company. As of July 29, 2000, there was no outstanding indebtedness under the lines of credit and $5.0 million was outstanding on the term loan. The Company does not buy or sell derivative financial instruments for trading purposes. Borrowings under the Company's credit facilities described above bear interest at rates based upon the "Prime Rate" or the "Prime Rate" less a margin of one-half percent offered by the applicable lender. The Company has not entered into any swap agreements or engaged in any other hedging activities with respect to this variable rate indebtedness. A 10% increase in the interest rates under the Company's credit facilities would increase annual interest expense by approximately $45,000 (assuming the Company's aggregate borrowings under the credit facilities averaged $5.0 million during a fiscal year).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents are filed as part of this report:

                                                                          PAGE
                                                                          ----
1. INDEPENDENT AUDITOR'S REPORT                                            17

2. MCRAE INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED FINANCIAL
   STATEMENTS:

   Consolidated Balance Sheets as of July 29, 2000 and July 31, 1999      18-19

   Consolidated Statements of Operations for the Years Ended July 29,
   2000, July 31, 1999, and August 1, 1998                                 20

   Consolidated Statements of Shareholders' Equity for the Years Ended
   July 29, 2000, July 31, 1999, and August 1, 1998                        21

   Consolidated Statements of Cash Flows for the Years Ended July 29,
   2000, July 31, 1999, and August 1, 1998                                 22

   Notes to Consolidated Financial Statements                             23-34

3. FINANCIAL STATEMENT SCHEDULE:

   Schedule II                                                             35

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

                   GLEIBERMAN SPEARS SHEPHERD & MENAKER, P. A.


                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
and Shareholders of
McRae Industries, Inc.
Mount Gilead, North Carolina


We have audited the accompanying consolidated balance sheets of McRae Industries, Inc. and subsidiaries as of July 29, 2000, and July 31, 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended July 29, 2000, and the financial statement schedule listed under Item 8. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of McRae Industries, Inc. and subsidiaries as of July 29, 2000, and July 31, 1999, and the results of their operations and their cash flows for each of the three years in the period ended July 29, 2000, in conformity with generally accepted accounting principles. Further, in our opinion, the financial statement schedule referred to above presents fairly, in all material respects, the information stated therein, when considered in relation to the financial statements taken as a whole.


/s/ Gleiberman Spears Shepherd & Menaker, P.A.

October 20, 2000

                        Bank of America Plaza, Suite 2500
                         Charlotte, North Carolina 28280
                   Telephone 704-377-0220 Telefax 704-377-7612
                          Certified Public Accountants

CONSOLIDATED BALANCE SHEETS
MCRAE INDUSTRIES, INC. AND SUBSIDIARIES

                                                           JULY 29,            JULY 31,
                                                             2000                1999
                                                          -----------        -----------
ASSETS

Current assets:

     Cash and cash equivalents                            $ 7,223,000        $ 4,705,000

     Marketable securities (Note 2)                            61,000             63,000

     Accounts receivable, less allowances for
      doubtful accounts of $328,000 and
      $373,000, respectively (Note 6)                       6,430,000          7,566,000

     Notes receivable, current portion
      Employees                                                50,000             64,000
      Other                                                   114,000            216,000

     Inventories (Notes 3 and 6)                           16,294,000         13,461,000

     Net investment in capitalized leases,
      current portion (Note 4)                                595,000            726,000

     Prepaid expenses and other current assets                 82,000            212,000
                                                          -----------        -----------

           Total current assets                            30,849,000         27,013,000

Property, plant and equipment, net (Notes 5 and 6)          5,601,000          6,410,000

Other assets:

     Notes and accounts receivable, related
      entities (Notes 11 and 12)                              652,000            941,000

     Net investment in capitalized leases,
      net of current portion (Note 4)                       1,533,000          2,350,000

     Notes receivable, net of current portion
      Employees                                                33,000            102,000
      Other                                                   273,000            450,000

     Real estate held for investment                          645,000            494,000

     Goodwill                                                 510,000            550,000

     Cash surrender value life insurance (Note 13)          1,830,000          1,472,000

     Other                                                    775,000            169,000
                                                          -----------        -----------

                  Total other assets                        6,251,000          6,528,000
                                                          -----------        -----------

                           Total assets                   $42,701,000        $39,951,000
                                                          -----------        -----------

                 See notes to consolidated financial statements

CONSOLIDATED BALANCE SHEETS
MCRAE INDUSTRIES, INC. AND SUBSIDIARIES


                                                                     JULY 29,            JULY 31,
                                                                       2000                1999
                                                                    -----------        -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

    Current portion of notes payable, banks (Note 6)                $   247,000            295,000
    Accounts payable                                                  4,676,000          2,589,000

    Accrued employee benefits (Note 7)                                  276,000            250,000

    Deferred revenues                                                 1,039,000          1,338,000

    Accrued payroll and payroll taxes                                   613,000            636,000

    Income taxes (Note 8)                                               478,000            111,000

    Contract contingencies                                              426,000

    Other (Note 8)                                                      574,000            832,000
                                                                    -----------        -----------

                  Total current liabilities                           8,329,000          6,051,000

Notes payable, banks, net of current portion (Note 6)                 5,057,000          5,280,000

Minority interest (Note 9)                                              726,000            719,000

Commitments and contingencies (Note 9)

Shareholders' equity: (Note 10)
 Common stock:
      Class A, $1 par value; authorized
      5,000,000 shares; issued and outstanding,
      1,859,692 and 1,857,774 shares, respectively                    1,860,000          1,858,000

      Class B, $1 par value; authorized
      2,500,000 shares; issued and outstanding,
      908,807 and 910,725 shares, respectively                          909,000            911,000

 Additional paid-in capital                                             791,000            791,000

 Retained earnings                                                   25,029,000         24,341,000
                                                                    -----------        -----------

         Total shareholders' equity                                  28,589,000         27,901,000
                                                                    -----------        -----------

                  Total liabilities and shareholders' equity        $42,701,000        $39,951,000
                                                                    -----------        -----------

                 See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS
MCRAE INDUSTRIES, INC. AND SUBSIDIARIES


FOR THE YEARS ENDED                        JULY 29,           JULY 31,          AUGUST 1,
                                             2000               1999               1998
                                         ------------       ------------       ------------
Net revenues                             $ 60,212,000       $ 51,454,000       $ 60,087,000

Cost of revenues                           45,339,000         37,651,000         44,419,000
                                         ------------       ------------       ------------

Gross profit                               14,873,000         13,803,000         15,668,000

Selling, general and
 administrative expenses                   12,520,000         12,468,000         12,050,000
                                         ------------       ------------       ------------

Earnings from operations                    2,353,000          1,335,000          3,618,000

Other income, net                             327,000            343,000            759,000

Interest expense (Note 6)                    (430,000)          (420,000)          (513,000)
                                         ------------       ------------       ------------

Earnings before income
 taxes and minority interest                2,250,000          1,258,000          3,864,000

Provision for income taxes (Note 8)           886,000            452,000          1,554,000

Minority shareholder's interest
 in earnings of subsidiary (Note 9)            (7,000)           (24,000)           (45,000)
                                         ------------       ------------       ------------

Net earnings                             $  1,357,000       $    782,000       $  2,265,000
                                         ------------       ------------       ------------

Net earnings per common share            $       0.49       $       0.28       $       0.82

Weighted average number of
 common shares outstanding                  2,768,499          2,768,499          2,768,499
                                         ------------       ------------       ------------


                 See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
MCRAE INDUSTRIES, INC. AND SUBSIDIARIES


                                   COMMON STOCK, $1 PAR VALUE
                                  CLASS A              CLASS B       ADDITIONAL        RETAINED
                              SHARES     AMOUNT    SHARES   AMOUNT   PAID-IN CAPITAL   EARNINGS
                           ---------------------------------------------------------------------
BALANCE, AUGUST 2, 1997     1,816,332  $1,817,000  952,167  $952,000    $791,000     $22,614,000

Conversion of Class B to        3,396       3,000   (3,396)   (3,000)
 Class A stock

Cash dividend ($.36 per
 Class A common stock)                                                                  (655,000)

Net earnings                                                                           2,265,000
                           ---------------------------------------------------------------------

BALANCE, AUGUST 1, 1998     1,819,728   1,820,000  948,771   949,000     791,000      24,224,000

Conversion of Class B to
 Class A stock                 38,046      38,000  (38,046)  (38,000)

Cash dividend ($.36 per
 Class A common stock)                                                                  (665,000)

Net earnings                                                                             782,000
                           ---------------------------------------------------------------------

BALANCE, JULY 31, 1999      1,857,774   1,858,000  910,725   911,000     791,000      24,341,000

Conversion of Class B to
 Class A stock                  1,918       2,000   (1,918)   (2,000)

Cash dividend ($.36 per
 Class A common stock                                                                   (669,000)

Net earnings                                                                           1,357,000
                           ---------------------------------------------------------------------

BALANCE, JULY 29, 2000      1,859,692  $1,860,000  908,807  $909,000     $791,000    $25,029,000
                           =====================================================================


                 See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
MCRAE INDUSTRIES, INC. AND SUBSIDIARIES


FOR THE YEARS ENDED                                        JULY 29,        JULY 31,          AUGUST 1,
                                                             2000            1999              1998
                                                         -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                             $ 1,357,000      $   782,000      $ 2,265,000
Adjustments to reconcile net earnings
  to net cash provided by operating activities:
 Depreciation and amortization                             1,525,000        1,566,000        1,529,000
 Equity in net (income) loss of investee                      40,000           29,000         (101,000)
 Minority shareholder's interest in earnings
  of subsidiary                                                7,000           24,000           45,000
 Loss (Gain) on sale of assets                                59,000           (7,000)         (75,000)
 Contract contingencies                                      426,000
 Changes in operating assets and liabilities:
 Accounts receivable                                       1,136,000        1,542,000       (2,802,000)
 Inventories                                              (2,833,000)      (1,993,000)         456,000
 Net investment in capitalized leases                        948,000         (351,000)         (51,000)
 Prepaid expenses and other current assets                   130,000           30,000          (39,000)
 Accounts payable                                          2,087,000          565,000          222,000
 Accrued employee benefits                                    26,000         (300,000)         (51,000)
 Deferred revenues                                          (299,000)        (198,000)          19,000
 Accrued payroll and payroll taxes                           (23,000)          75,000          (81,000)
 Income taxes                                                367,000         (710,000)         289,000
 Other                                                      (258,000)         210,000
                                                         -----------      -----------      -----------
 NET CASH PROVIDED BY OPERATING ACTIVITIES                 4,695,000        1,264,000        1,625,000
                                                         -----------      -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property                               632,000          226,000          295,000
Proceeds from sale of short term investments                   2,000                             1,000
Purchase of land                                            (151,000)
Purchase of other assets                                    (963,000)        (322,000)        (213,000)
Purchase of minority interest                                                                 (220,000)
Capital expenditures                                      (1,367,000)      (1,795,000)      (1,660,000)
Advances to related parties                                 (108,000)         (66,000)        (182,000)
Collections from related parties                             357,000           61,000        1,994,000
Advances on notes receivable                                                   (5,000)        (961,000)
Collections on notes receivable                              361,000          531,000        1,370,000
                                                         -----------      -----------      -----------
 NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES      (1,237,000)      (1,370,000)         424,000
                                                         -----------      -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) on lines of credit                                                  (798,000)
Principal repayments of long-term debt                      (271,000)        (290,000)        (303,000)
Dividends paid                                              (669,000)        (665,000)        (655,000)
                                                         -----------      -----------      -----------
 NET CASH (USED IN) FINANCING ACTIVITIES                    (940,000)        (955,000)      (1,756,000)
                                                         -----------      -----------      -----------
NET INCREASE (DECREASE) IN CASH EQUIVALENTS                2,518,000       (1,061,000)         293,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR             4,705,000        5,766,000        5,473,000
                                                         -----------      -----------      -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                 $ 7,223,000      $ 4,705,000      $ 5,766,000
                                                         -----------      -----------      -----------


                 See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MCRAE INDUSTRIES, INC. AND SUBSIDIARIES

For the Years Ended July 29, 2000, July 31, 1999, and August 1, 1998


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries. Minority interest represents the minority shareholder's proportionate share of the equity of a majority-owned subsidiary. The investment in an investee is accounted for on the equity method. Significant inter-company transactions and balances have been eliminated in consolidation.

USE OF ESTIMATES

The timely preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates. Significant estimates expected to change in the near term include the allowance for contract contingencies.

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

The Company sells equipment under sales-type equipment leasing and third party leasing companies. Sales of the equipment under cost per copy lease agreements are recognized when third party or sales-type lease agreements are signed and the equipment is installed. Revenue from copy usage in excess of the lease minimum is recognized when billed quarterly or monthly based on the actual usage. Maintenance and supply expenses related to these cost per copy lease agreements are recognized as incurred.

Certain orders under the current contract awarded in April 1997 require the Company to store boots after they are manufactured and sold to the Government. Revenue on these orders is recognized at the time of the sale and the acceptance of title by the Government.

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

INCOME TAXES

A deferred tax asset or liability is recorded for all temporary differences between financial and tax-reporting using enacted tax rates. Deferred tax expense (benefit) results from the change during the year of the deferred tax assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

EARNINGS PER SHARE

Earnings per share are based on the weighted average number of shares of common stock outstanding during the year.

RECENTLY ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards (SFAS) No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", was issued in February 1998. SFAS No. 132 revises employers' disclosure requirements regarding pensions and other postretirement benefit plans and has been adopted by the Company. The Company is in compliance with this reporting requirement.

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued and established the accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 will be effective for the Company for the fiscal year beginning August 1, 2000, as amended by SFAS No. 137 and SFAS No. 138. Currently, the Company is not involved in any derivative or hedging activities.

RESEARCH AND DEVELOPMENT

Research and development costs related to future products are expensed in the year incurred. Research and development expense for fiscal 2000, 1999, and 1998 were $538,000, $524,000, and $572,000, respectively.

ADVERTISING

The Company expenses advertising costs when incurred. Advertising expense amounted to $157,000, $210,000, and $278,000 for fiscal 2000, 1999, and 1998, respectively.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior years' financial statements and notes thereto to conform with the current year presentation.

2. MARKETABLE SECURITIES

The following is a summary of the estimated fair market value of available for sale securities:

                                                     2000           1999
                                                   -------        -------

Municipal Bonds                                    $55,000        $55,000
Common Stocks                                        6,000          8,000
                                                   -------        -------
                                                   $61,000        $63,000

Expected maturities may differ from contractual maturities of the municipal bonds because the issuers of the securities may have the right to prepay obligations without prepayment penalties. There were no significant unrealized gains and losses at July 29, 2000 or July 31, 1999.

3. INVENTORIES

Current costs exceed the LIFO value of inventories by approximately $715,000 and $744,000 at July 29, 2000 and July 31, 1999, respectively. Year-end inventories valued under the LIFO method were $8,788,000 and $6,419,000 at July 29, 2000 and July 31, 1999, respectively. A reduction in the LIFO reserve due to changes in FIFO prices in fiscal 2000 and a reduction in inventory quantities in fiscal 1999 resulted in increased net earnings of $18,000 and $27,000 in fiscal 2000 and 1999, respectively. The components of inventory at each year-end are as follows:

                                                    2000           1999
                                               -----------    ------------

Raw materials                                  $ 3,033,000    $ 2,761,000
Work-in-process                                    979,000        675,000
Finished goods                                  12,282,000     10,025,000
                                                ----------    -----------

                                               $16,294,000    $13,461,000

4. LEASES

The Company leases photocopier products under sales-type leases. The Company's net investment in these leases is as follows:

                                                         2000          1999
                                                    ------------  ------------

Minimum lease payments receivable                   $ 2,415,000   $ 3,630,000
Estimated unguaranteed residual values                  135,000       186,000
Unearned income                                        (309,000)     (552,000)
Allowance for doubtful accounts                        (113,000)     (188,000)
                                                    ------------  ------------
Net investment                                        2,128,000     3,076,000

Less: Current portion                                   595,000       726,000
                                                    ------------  ------------
                                                    $ 1,533,000   $ 2,350,000
                                                    ------------  ------------

The scheduled maturities for the above minimum lease payments receivable at July 29, 2000 are as follows:

FISCAL YEARS ENDING
2001                                                $   860,000
2002                                                    701,000
2003                                                    538,000
2004                                                    234,000
2005 and thereafter                                      82,000
                                                    -----------
Total minimum lease payments receivable             $ 2,415,000
                                                    -----------


5. PROPERTY, PLANT AND EQUIPMENT

                                                         2000          1999
                                                    ------------  ------------

Land and improvements                               $   732,000   $   740,000
Buildings                                             4,268,000     4,181,000
Machinery and equipment                               8,086,000     8,638,000
Furniture and fixtures                                2,684,000     2,809,000
                                                    ------------  -----------
                                                     15,770,000    16,368,000
Less: Accumulated depreciation                       10,169,000     9,958,000
                                                    ------------  -----------
                                                    $ 5,601,000   $ 6,410,000
                                                    ------------  -----------

Depreciation expense for fiscal 2000, 1999, and 1998 was $1,484,000, $1,526,000, and $1,489,000, respectively.

6. NOTES PAYABLE AND LINES OF CREDIT

NOTES PAYABLE:

                                                    JULY 29, 2000  JULY 31, 1999
                                                    -------------  -------------
Note payable, bank, due in monthly
installments of $56,477 including
interest at the prime rate less 0.5%
through July, 2011. All of the inventory,
accounts receivable and property, plant
and equipment, which originally cost $8,991,000,
of the Company's American West subsidiary
are pledged as collateral.                             $5,035,000     $5,289,000

Note payable, State of Tennessee, due
March, 2013. Note is payable in 60 monthly
installments of $1,930 including interest at
1.5%, then 60 monthly installments of $2,073
including interest at 2.5% and then 120 monthly
installments of $2,175 including interest at 3.5%.
Land, buildings and building improvements, which
originally cost $847,000, of the Company's
American West subsidiary, are pledged as collateral.      269,000        286,000
                                                      -----------     ----------
                                                        5,304,000      5,575,000

Less: Current portion                                     247,000        295,000
                                                      -----------     ----------

                                                      $ 5,057,000     $5,280,000
                                                      ===========     ==========


ANNUAL MATURITIES OF LONG-TERM DEBT ARE AS FOLLOWS:

FISCAL YEARS ENDING:
2001                                                    $  247,000
2002                                                       268,000
2003                                                       292,000
2004                                                       317,000
2005                                                       347,000
thereafter                                               3,833,000
                                                        ----------
                                                        $5,304,000
                                                        ==========

LINES OF CREDIT:

American West has an unsecured $1,000,000 revolving line of credit with a bank, which is guaranteed by the parent company. The Company had no outstanding borrowings under the line of credit as of July 29, 2000 and July 31, 1999. The line of credit expires in June 2001 and provides for interest on outstanding balances to be payable monthly at the prime rate less 0.5%.

The Company has an additional $1,750,000 line of credit with a bank. This line is restricted to 100% of the outstanding accounts receivable due from the U. S. Government. There were no outstanding borrowings under this line of credit as of July 29, 2000 and July 31, 1999. The line of credit expires in June 2001 and provides for interest on outstanding balances to be payable monthly at the prime rate.

Cash paid for interest during fiscal years 2000, 1999, and 1998 was approximately $430,000, $420,000, and $513,000, respectively.

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

The Company has a 401-K retirement plan, which covers substantially all employees. Employees can contribute up to 15% of their salary. At its sole discretion, the Board of Directors determines the amount and timing of any Company matching contribution. The Company's contribution was $191,000 and $229,000 for the years ended July 29, 2000 and July 31, 1999, respectively.

Employee benefit program expense amounted to $261,000, $247,000, and $491,000 in 2000, 1999, and 1998, respectively. To the extent the amount of these benefits are not disbursed, the Board may, at its sole discretion, reduce any remaining accruals.

8. INCOME TAXES

Significant components of the provision for income taxes are as follows:

                                     2000             1999             1998
                                 -----------      -----------      -----------

CURRENT EXPENSE (BENEFIT)

    Federal                      $  836,000       $   80,000      $  1,327,000
    State                           287,000          138,000           302,000
                                 ----------       ----------      ------------
                                  1,123,000          218,000         1,629,000
                                 ----------       ----------      ------------

DEFERRED EXPENSE (BENEFIT)

    Federal                        (201,000)         199,000           (64,000)
    State                           (36,000)          35,000           (11,000)
                                 -----------      -----------      -----------
                                   (237,000)         234,000           (75,000)
                                 -----------      -----------      -----------
                                 $  886,000       $  452,000       $ 1,554,000
                                 -----------      -----------      ------------


The components of the provision for deferred income taxes are as follows:

                                        2000            1999             1998
                                    -----------     -----------     ------------

Depreciation                        $ (115,000)     $  (31,000)     $   (64,000)
Leasing activities                    (111,000)        130,000           18,000
Accrued employee benefits              (85,000)        118,000          (10,000)
Allowances for doubtful accounts        50,000          64,000          (71,000)
Inventory                               24,000         (47,000)          42,000
Other                                     -               -              10,000
                                    -----------     -----------    -------------
 Deferred income taxes, expense
  (benefit)                         $ (237,000)     $  234,000      $   (75,000)
                                    -----------     -----------     ------------

Deferred tax liabilities and assets at each year-end are as follows:

DEFERRED TAX LIABILITIES:
                                          2000             1999
                                       ---------        ---------

  Depreciation                         $  91,000        $ 206,000
  Leasing activities                     603,000          714,000
                                       ---------        ---------
   Total deferred tax liabilities        694,000          920,000
                                       ---------        ---------

DEFERRED TAX ASSETS:

  Accrued employee benefits              104,000           20,000
  Allowances for doubtful accounts       191,000          241,000
  Inventory                              137,000          160,000
                                       ---------        ---------
   Total deferred tax assets             432,000          421,000
                                       ---------        ---------

Net deferred tax liabilities           $ 262,000        $ 499,000
                                       ---------        ---------


The reconciliation of income tax computed at the U. S. federal statutory tax rate to actual income tax expense are (in thousands):

                                 2000              1999              1998
                             AMOUNT PERCENT    AMOUNT PERCENT    AMOUNT PERCENT
                             ------ -------    ------ -------    ------ -------
Tax at U. S. statutory rate  $  764  34.0%     $  428  34.0%     $1,314  34.0%
State income taxes, net of
 federal tax benefit            142   6.3          49   6.3         244   6.3
Other - net                     (20) (0.9)        (25) (4.4)         (4)  (.1)
                              ------------     --------------    -------------
                             $  886  39.4%     $  452  35.9%     $1,554  40.2%
                             -------------     --------------    -------------


Total income tax payments during fiscal years 2000, 1999, and 1998 were approximately $671,000, $1,244,000, and $1,343,000, respectively.


9. COMMITMENTS AND CONTINGENCIES

LEASE AGREEMENTS

The Company leases certain sales offices and equipment under non-cancelable operating leases. Rental expenses on all operating leases were $487,000, $423,000, and $432,000 for fiscal 2000, 1999, and 1998. The future minimum annual rental payments under non-cancelable operating leases are as follows:

Fiscal Years Ending
2001                                                                $291,000
2002                                                                 286,000
2003                                                                 113,000
2004                                                                   4,000
2005                                                                     -0-
                                                                    --------
                                                                    $694,000

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

CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments, receivables, and capitalized leases. The Company maintains substantially all of its cash and certificates of deposits with various financial institutions in amounts that are in excess of the federally insured limits. Management performs periodic evaluations of the relative credit standing of those financial institutions.

Concentrations of credit risk with respect to receivables and capitalized leases are limited due to the large number of entities comprising the Company's customer base and their dispersion across many different industries. The Company does not require collateral on trade accounts receivable. As of July 29, 2000, seven customers accounted for 26% of accounts receivable and five customers accounted for 35% of the net investment in capitalized leases.

As of July 31, 1999, eleven customers accounted for 48% of the accounts receivable and three customers accounted for 26% of the net investment in capitalized leases.

OTHER

Under the terms of sale to the U.S. Government, the negotiated contract prices of combat boots are subject to renegotiation if certain conditions are present. Management is of the opinion that renegotiation, if any, will have no material adverse effect on the Company's consolidated financial position or results of operations.

The Company has committed to provide maintenance and supplies (excluding paper) on $13 million of office products equipment under certain lease agreements. Under these lease agreements, customers are charged on a cost per copy basis and have agreed to a minimum copy usage per quarter over the term of the lease. The terms of the lease agreements range from three to six years. The minimum copy usage over the lease term should cover the cost of the equipment, supplies, and service. The average cost per copy rate in these lease agreements is $0.02. Although the Company has committed to provide maintenance and supplies (excluding paper), the Company's ability to recognize additional revenue on these lease agreements is contingent upon the customers' actual copy usage exceeding the minimum copy usage in the lease agreement. As a result of this contingency, the Company has reserved approximately $426,000 in fiscal 2000 to offset any increase in the operating costs of these programs. For fiscal 1999 and 1998, the Company recognized revenue in excess of the related maintenance and supplies expenses for these lease agreements as the actual copy usage had significantly exceeded the minimum copy usage for the lease agreements.

10. SHAREHOLDERS' EQUITY

COMMON STOCK

Each share of Class A Common Stock is entitled to one-tenth vote and each share of Class B Common Stock is entitled to one full vote at meetings of shareholders, except that Class A shareholders are entitled to elect 25% and Class B shareholders are entitled to elect 75% of the directors. Each share of Class B Common Stock can be converted to Class A Common Stock on a share for share basis. All dividends paid on Class B Common Stock must also be paid on Class A Common Stock in an equal amount.

During fiscal 1999, The Company adopted the McRae Industries, Inc. 1998 Incentive Equity Plan (the "Plan"). The Plan has reserved 100,000 shares of the Company's Class A Common Stock for issuance to certain key employees of the Company. At July 29, 2000, there were 100,000 shares available for future grants under the Plan.

11. RELATED PARTY TRANSACTIONS

Notes and accounts receivable from related entities that are included in the balance sheet are as follows:

                                                                 2000             1999
                                                             -----------     ------------
Investments in and advances to investee (see Note 12)        $  652,000       $  729,000

McRae Chevrolet-Buick, Inc., guaranteed by the estate of the former President of the Company, with interest
 at federal funds rate plus 2%.                                   -               15,000


Notes receivable from the estate of the former President of the
 Company, unsecured, with interest at federal funds
 rate plus 2%.                                                    -              197,000
                                                            -----------       ----------
                                                            $  652,000        $  941,000

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

                                         2000            1999          1998
                                     -----------     ----------     -----------
BALANCE SHEET
    Assets                           $1,543,000      $1,579,000     $1,572,000
    Liabilities                       1,728,000       1,724,000      1,688,000
    Shareholders' deficiency           (185,000)       (145,000)      (116,000)

RESULTS OF OPERATIONS
    Revenues                         $  165,000      $  297,000     $  469,000
    Net income (loss)                   (40,000)        (29,000)       101,000

The following table summarizes the activity of the Company's investment in investee:

                                          2000            1999           1998
                                      -----------    ------------   ------------

Beginning investment                  $  729,000      $  693,000     $  822,000
Equity in income (loss)                  (40,000)        (29,000)       101,000
Additional investments (repayments)      (37,000)         65,000       (230,000)
                                      -----------   -------------   ------------
Ending investment                     $  652,000      $  729,000     $  693,000
                                      -----------   -------------   ------------

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

CASH SURRENDER VALUE LIFE INSURANCE: Represents officer's life insurance policies recorded at their cash surrender value, which approximates fair value.

LONG AND SHORT-TERM DEBT: The carrying amounts of the borrowings under short-term revolving credit agreements approximate its fair value. The fair value of long- term debt was estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

                                                CARRYING            FAIR
ASSETS                                           AMOUNT             VALUE
                                               ----------        ----------
   Cash and cash equivalents                   $7,223,000        $7,223,000
   Short-term investments                          61,000            61,000
   Notes receivable, related entities             652,000           652,000
   Notes receivable, current and long-term        470,000           470,000
   Cash surrender value life insurance          1,830,000         1,830,000

LIABILITIES

   Long and short-term debt                     5,304,000         5,304,000

14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth unaudited quarterly financial information for the years ended July 29, 2000 and July 31, 1999:

                                 FIRST        SECOND        THIRD       FOURTH
                             -----------   -----------  -----------  -----------
JULY 29, 2000

Net revenues                 $14,784,000   $13,873,000  $15,565,000  $15,990,000
Gross profit                   4,131,000     3,544,000    3,517,000    3,681,000
Net earnings                     563,000       394,000      164,000      236,000
Net earnings per common share        .20           .15          .06          .09

JULY 31, 1999

Net revenues                 $10,797,000    $12,659,000 $13,552,000  $14,446,000
Gross profit                   3,073,000      3,300,000   4,022,000    3,408,000
Net earnings                      75,000         69,000     391,000      247,000
Net earnings per common share        .03            .02         .14          .09

Reclassifications affecting cost of sales for certain employee benefit costs have been made to the prior quarters and prior year amounts to conform with the current year presentation.

15. SUBSEQUENT EVENTS

In August 2000, the Company decided to discontinue the operations of a subsidiary, Rae-Print Packaging, Inc. This subsidiary had a loss of approximately $211,000 in fiscal 2000. The Company anticipates that the loss from discontinuance of these operations in fiscal 2001 will approximate $500,000.

16. OPERATING SEGMENT INFORMATION

The Company's principal operations have been classified into four business segments: bar code operations; office products; printing and packaging; and footwear manufacturing. The bar code segment manufactures and sells bar code reading and related printing devices and other products related to optical data collection to customers throughout the United States. The office products segment sells, provides maintenance and leases Toshiba photocopiers, Toshiba facsimile machines, and RISO digital duplicators, principally to customers in North Carolina and parts of Virginia and South Carolina. Machines, components, and certain supplies sold by the office products segment are generally available only from Toshiba and RISO. The printing and packaging segment provides print materials and packaging services for commercial and industrial customers. The footwear segment manufactures combat boots, military dress oxfords, and military safety boots for the U.S. Government and foreign governments, and western and work boots for customers throughout the United States. Total consolidated revenues related to sales to the U.S. Government were 14% in 2000, 14% in 1999, and 20% in 1998. There were no significant inter-segment sales or transfers during 2000, 1999, and 1998. Operating profits by business segment exclude allocated corporate interest income, income taxes, minority interest, and equity in net loss of investee. Corporate assets consist principally of cash, short-term investments, certain receivables, and real estate held for investment.


                                                   WESTERN/
                                      MILITARY      WORK                        OFFICE                  CORPORATE
(IN THOUSANDS)                          BOOTS       BOOTS        BAR CODE      PRODUCTS   PRINTING       & OTHER    CONSOLIDATED
--------------------------------------------------------------------------------------------------------------------------------
FOR THE YEAR ENDED JULY 29, 2000

 Net Revenues                          $12,395     $  7,866      $ 16,422      $20,678     $ 3,071      $  (220)     $60,212
 Earnings(loss)from
  operations                             2,329         (542)         (206)       1,038        (215)         (51)       2,353
 Identifiable assets                     2,381        5,791        11,159       15,462       1,523        6,385       42,701
 Capital expenditures                      122            0           256          633         141          215        1,367
 Depreciation expense
  and amortization                         108          213           168          751          29          256        1,525
                                       -------     --------      --------      -------     -------      -------      -------


FOR THE YEAR ENDED JULY 31, 1999

 Net Revenues                          $ 7,365     $  6,402      $ 14,695      $19,846     $ 3,164      $   (18)     $51,454
 Earnings(loss)from
  operations                             1,316         (704)          146          721         (73)         (71)       1,335
 Identifiable assets                     2,130        5,828         9,169       15,157       1,955        5,712       39,951
 Capital expenditures                       24           64           206        1,400           5           96        1,795
 Depreciation expense
  and amortization                         119          318           181          653          25          270        1,566
                                       -------     --------      --------      -------     -------      -------      -------


 FOR THE YEAR ENDED AUGUST 1, 1998

 Net Revenues                          $11,106     $ 10,926      $ 17,084      $18,051     $ 2,936      $   (16)     $60,087
 Earnings(loss)from
  operations                             1,661         (466)          930        1,540          86         (133)       3,618
 Identifiable assets                     1,564        5,413        11,406       13,071       1,738        7,265       40,457
 Capital expenditures                       99           33           131        1,008          66          323        1,660
 Depreciation expense
  and amortization                         131          304           181          519          41          353        1,529
                                       -------     --------      --------      -------     -------      -------      -------

                SCHEDULE II --- VALUATION AND QUALIFYING ACCOUNTS
                     MCRAE INDUSTRIES, INC. AND SUBSIDIARIES


                                                                  ADDITIONS

                                                               (1)          (2)
DESCRIPTION                                BALANCE AT       CHARGED TO    CHARGED            DEDUCTION              BALANCE
                                           BEGINNING        COSTS AND     TO OTHER           DESCRIBE              AT END OF
                                           OF PERIOD        EXPENSES      ACCOUNTS                                  PERIOD
                                                                          DESCRIBE
YEAR ENDED JULY 29, 2000

Deducted from Assets Accounts:
Allowance for Doubtful Accounts          $    561,000     $  (235,000)                     $    114,000    (1)    $  440,000
Employee Benefit Accrual                      250,000         262,000                          (236,000)   (2)       276,000
Health Insurance Accrual                      212,000           -                                38,000    (2)       250,000
Allowance for contract contingencies            -             426,000                             -                  426,000

YEAR ENDED JULY 31, 1999

Deducted from Assets Accounts:
Allowance for Doubtful Accounts          $    718,000     $  (233,000)                     $     76,000    (1)    $  561,000
Employee Benefit Accrual                      550,000           4,000                          (304,000)   (2)       250,000
Health Insurance Accrual                      192,000           -                                20,000    (2)       212,000


YEAR ENDED AUGUST 1, 1998

Deducted from Assets Accounts:
Allowance  for Doubtful Accounts         $    722,000     $  (343,000)                     $    339,000    (1)    $  718,000
Employee Benefit Accrual                      601,000         286,000                          (337,000)   (2)       550,000
Health Insurance Accrual                      192,000           -                                 -                  192,000


(1) Uncollectible accounts written off
(2) Payments and/or expenses charged to operations

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

None.


                                    PART III


Items 10 through 13 are incorporated herein by reference to the sections captioned Principal Stockholders and Holdings of Management; Election of Directors; Director Compensation; Executive Officers; Compensation Committee Interlocks and Insider Participation; Certain Relationships and Related Transactions; Executive Compensation; Stock Performance Graph; Compensation Committee Report; and Section 16 (a) Beneficial Ownership Reporting Compliance in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held December 14, 2000.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) INDEPENDENT AUDITOR'S REPORT

         MCRAE INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED FINANCIAL
         STATEMENTS:

                  Consolidated Balance Sheets as of July 29, 2000 and July 31, 1999.

                  Consolidated Statements of Operations for the Years Ended July 29, 2000, July 31, 1999, and August 1, 1998.

                  Consolidated Statements of Shareholders' Equity for the Years Ended July 29, 2000, July 31, 1999, and August 1, 1998.

                  Consolidated Statements of Cash Flows for the Years Ended July 29, 2000, July 31, 1999, and August 1, 1998.

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

3.5      Amendment to Bylaws of the Registrant (Filed herein). Pages 41 and 42.

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

10.3 Stock Purchase Agreement and Guaranty Agreement as of April 7, 1996 among Walter A. Dupuis, Kenneth O. Moore, William Glover, and McRae Industries, Inc., was filed as Exhibit 2 to the Registrant's current report on Form 8- K filed May 11, 1996 and is incorporated herein by reference.

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

10.8 McRae Industries, Inc. Incentive Equity Plan (Incorporated by reference to Exhibit 4 to the Registrant's Form S-8 dated January 6, 1999).*

21       Subsidiaries of the Registrant (Filed herein). Page 43.

23       Consent of Independent Auditors (Filed herein). Page 44.

27 Financial Data Schedule (Filed in electronic format only. Pursuant to Rule 402 of Regulation S-T, this schedule shall not be deemed filed for purpose of Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934).

         ----------------
         *DENOTES A MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT.

(b) REPORTS ON FORM 8-K:

         The Company filed no reports on Form 8-K for the fiscal year ended July 29, 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              MCRAE INDUSTRIES, INC.

             Dated: October 27, 2000                By: /s/ D. Gary McRae
                                                        ------------------
                                                        D. Gary McRae
                                                        President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


SIGNATURE                                                         DATE
---------                                                         ----

 /s/D. Gary McRae                                           October 27, 2000
------------------------
D. Gary McRae
President, Treasurer, and Director
(Principal Executive Officer)

 /s/George M. Bruton                                        October 27, 2000
------------------------
George M. Bruton
Director

 /s/Hilton J. Cochran                                       October 27, 2000
------------------------
Hilton J. Cochran
Director

 /s/Brady W. Dickson                                        October 27, 2000
------------------------
Brady W. Dickson
Director

 /s/Victor A. Karam                                         October 27, 2000
------------------------
Victor A. Karam
President - McRae Footwear and Director

 /s/James W. McRae                                          October 27, 2000
------------------------
James W. McRae
Vice President, Secretary, and Director

 /s/Harold W. Smith                                         October 27, 2000
------------------------
Harold W. Smith
Vice President - McRae Office Solutions and Director

 /s/Marvin G, Kiser, Sr.                                    October 27, 2000
------------------------
Marvin G. Kiser, Sr.
Controller
(Principal Financial and Accounting Officer)

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

3.5      Amendment to Bylaws (Filed herein). Pages 41 and 42.

10.1 1985 McRae Industries, Inc. Non-Qualified Stock Option Plan (Incorporated by the reference to Exhibit 10 to the Registrant's Form 10-K for the fiscal year ended August 3, 1985).

10.2 Technical Assistance Agreement dated September 13, 1984 between the Registrant and Ro-Search, Incorporated (Incorporated by reference to Exhibit 10.4 to the Registrant's Form 10-K for the fiscal year July 28,
         1984).

10.3 Stock Purchase Agreement and Guaranty Agreement as of April 17, 1996 among Walter A. Dupuis, Kenneth O, Moore, William Glover, and McRae Industries, Inc., was filed as Exhibit 2 to the Registrant's current report on Form 8-K filed May 11, 1996 and is incorporated herein by reference.

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

10.8 McRae Industries, Inc. Incentive Equity Plan (Incorporate by reference to Exhibit 4 to the Registrant's Form S-8 dated January 6, 1999).

21       Subsidiaries of the Registrant (Filed herein). Page 43.

23       Consent of Independent Auditors (Filed herein). Page 44.


27 Financial Data Schedule (Filed in electronic format only. Pursuant to Rule 402 of Regulation S-T, this schedule shall not be deemed filed for purpose of Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934).