Form 10-Q
period 2000-10-28
MCRAE INDUSTRIES INC
filed 2000-12-12
CIK 729284

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTER ENDED OCTOBER 28, 2000

                                       OR

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from ______________________ to _______________________


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

Common Stock, $l Par Value--Class A 1,859,692 shares as of December 7, 2000. Common Stock, $1 Par Value--Class B 908,807 shares as of December 7, 2000.

                     MCRAE INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX


                                                                       Page No.
                                                                       --------

                          PART I. FINANCIAL INFORMATION


ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheet                            3-4

         Condensed Consolidated Statement of Operations                  5

         Condensed Consolidated Statement of Cash Flows                  6

         Notes to Condensed Consolidated Financial Statements            7-8



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                           9-11

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK                                                   11


                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS                                               11

ITEM 2.  CHANGES IN SECURITIES                                           12

ITEM 3.  DEFAULT UPON SENIOR SECURITIES                                  12

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS           12

ITEM 5.  OTHER INFORMATION                                               12

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                12


         SIGNATURES                                                      12

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                     MCRAE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                     ASSETS
                 (In thousands, except share and per share data)


                                           October 29, 2000     July 29, 2000
                                              (Unaudited)            (Note)
                                           ----------------     -------------

ASSETS

Current assets:

 Cash and cash equivalents                      $ 5,838            $ 7,223

 Securities                                          61                 61

 Accounts and notes receivable, net               8,781              6,594

 Inventories (See Note B)                        14,967             16,294

 Net investment in capitalized leases               587                595

 Prepaid expenses and other current assets          150                 82
                                                 ------             ------

   Total current assets                          30,384             30,849
                                                 ------             ------


Property, plant and equipment, net                5,477              5,601


Other assets:

 Receivables, related entities                      743                652

 Net investment in capitalized leases             1,394              1,533

 Notes receivable                                   242                306

 Real estate held for investment                    636                645

 Goodwill                                           500                510

 Cash surrender value of life insurance           1,830              1,830

 Other                                              746                775
                                                 ------             ------

   Total other assets                             6,901              6,251
                                                 ------             ------

                                                $41,952            $42,701
                                                =======            =======


            See notes to condensed consolidated financial statements

                     MCRAE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                 (In thousands, except share and per share data)

                                           October 28, 2000      July 29, 2000
                                             (Unaudited)             (Note)
                                           ----------------      -------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

 Notes payable, banks - current portion         $   247             $   247

 Accounts payable                                 4,047               4,676

 Accrued employee benefits                          348                 276

 Deferred revenues                                  909               1,039

 Accrued payroll and payroll taxes                  599                 613

 Income taxes                                        97                 478

 Contract contingencies                             426                 426

 Estimated loss on discontinuance (see Note C)      475                   0

 Other                                              632                 574
                                                 ------              ------

   Total current liabilities                      7,780               8,329
                                                 ------              ------


Notes payable, banks net of current portion       4,997               5,057

Minority interest                                   725                 726

Shareholders' equity:
 Common stock:
  Class A, $1 par; Authorized 5,000,000
    shares; Issued and outstanding,
    1,859,692 shares                              1,860               1,860
  Class B, $1 par; Authorized 2,500,000
    shares; Issued and outstanding,
    908,807 shares                                  909                 909

 Additional paid-in capital                         791                 791

 Retained earnings                               24,890              25,029
                                                -------             -------

    Total shareholders' equity                   28,450              28,589
                                                -------             -------

                                                $41,952             $42,701
                                                =======             =======


NOTE - The condensed consolidated balance sheet at July 29, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

            See notes to condensed consolidated financial statements

                     MCRAE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (Unaudited)


                                                    Three Months Ended
                                                 October 28,   October 30,
                                                    2000          1999
                                                 -----------   -----------
Net revenues                                      $ 16,524      $ 14,178
 Costs and expenses:

  Cost of revenues                                  12,628        10,070

  Research & development                               123           161

  Selling, general and administrative                3,342         2,980

  Other expense (income), net                         (125)         (101)

  Interest expense                                     102            89
                                                    ------       -------
Total costs and expenses                            16,070        13,199
                                                    ------       -------
Earnings from continuing operations before
  income taxes and minority interest                   454           979

Provision for income taxes                             189           383

Minority shareholder's interest
  in earnings of subsidiary                             (1)            8
                                                   -------       -------
Net earnings from continuing operations            $   266       $   588

Discontinued operations: (See Note C)

  Income (loss) from operations of
   discontinued business, net of income
   tax expense of $34,000 in fiscal 2001
   and benefit of $14,000 in fiscal 2000                52           (25)

  Estimated loss on disposal of business, net
   of income tax benefit of $185,000 in
   fiscal 2001                                        (290)            0
                                                   -------       -------

Net earnings                                       $    28       $   563
                                                   =======       =======
Net earnings per common share-basic:

   Earnings from continuing operations             $   .10       $   .21
   Discontinued operations                            (.09)         (.01)
                                                   -------       -------
   Net earnings                                    $   .01       $   .20
                                                   =======       =======

Weighted average number of
  common shares outstanding                      2,768,499     2,768,499
                                                 ---------     ---------

            See notes to condensed consolidated financial statements

                     MCRAE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                     Three Months Ended
                                             October 28, 2000   October 30, 1999
                                             ----------------   ----------------


Net cash (used in) provided by operating
  activities                                       $(1,001)           $1,144
                                                   --------           ------

Cash flows from investing activities:

  Proceeds from sales of assets                         75                17

  Net payments from related parties                    (91)               17

  Capital expenditures                                (206)             (380)

  Net payments of long-term receivables                 65                96
                                                   -------            ------

Net cash used in investing activities                 (157)             (250)
                                                   --------           ------

Cash flows from financing activities:

  Principal repayments of notes payable                (60)              (73)

  Dividends paid                                      (167)             (167)
                                                   --------           ------

Net cash used in financing activities                 (227)             (240)
                                                   --------           ------

Net (decrease) increase in cash and                 (1,385)              654
 cash equivalents

Cash and cash equivalents at beginning
  of period                                          7,223             4,705
                                                   -------            ------

Cash and cash equivalents at end of period         $ 5,838            $5,359
                                                   =======            ======



            See notes to condensed consolidated financial statements

                     MCRAE INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 28, 2000 are not necessarily indicative of the results that may be expected for the year ending July 28, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the McRae Industries, Inc. Annual Report on Form 10-K for the year ended July 29, 2000.

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

The components of inventory consist of the following (in thousands):


                                       October 28, 2000    July 29, 2000
                                       ----------------    -------------
Raw materials                              $ 3,015,000      $ 3,033,000
Work in process                                838,000          979,000
Finished goods                              11,114,000       12,282,000
                                           -----------      -----------
                                           $14,967,000      $16,294,000
                                           ===========      ===========

NOTE C - DISCONTINUED OPERATIONS OF BUSINESS SEGMENT

In August 2000, the Company's management decided to phase out and discontinue the operations of the printing and packaging business. This business is expected to complete the fulfillment of current orders and finish normal operations by January 31, 2001. The collection of accounts receivable and the sale of remaining inventory and fixed assets is expected to be completed by July 28, 2001. The assets and liabilities of the printing business as of October 28, 2000 and July 29, 2000 are as follows:

                                   October 28, 2000             July 29, 2000
                                   ----------------             -------------

ASSETS

  Cash                               $    9,000                  $   13,000
  Accounts Receivable, net              515,000                     341,000
  Inventories, net                      605,000                     998,000
  Prepaid expenses                        3,000                       1,000
  Fixed assets, net                     161,000                     170,000
                                        -------                     -------

      Total Assets                    1,293,000                   1,523,000

LIABILITIES

  Accounts payable                       42,000                      57,000
  Reserve for discontinuance            475,000                           0
  Accrued liabilities                     1,000                       4,000
  Accrued income tax                     (2,000)                     (2,000)
  Inter-company debt                  1,535,000                   1,985,000
                                      ---------                   ---------

      Total Liabilities               2,051,000                   2,044,000

Net assets of
  discontinued operations            $ (758,000)                 $ (521,000)


For the quarter ending October 28, 2000, the printing business reported net earnings of $52,000, net of $34,000 of tax expense. A reserve for estimated loss on discontinuance of this business amounted to $290,000, net of $185,000 of tax benefit. Net earnings per share as a result of the discontinued operations were reduced by $.09 per share for the first quarter of fiscal 2001 and by $.01 per share for the same period of fiscal 2000. The results of the printing and packaging business operations have been reported separately as discontinued operations in the Condensed Consolidated Statement of Operations.

Prior year financial statements for fiscal 2000 have been restated to present the operations of the printing and packaging business as a discontinued operation.


NOTE D - SUBSEQUENT EVENTS

On November 29, 2000, the Company declared a cash dividend of $.09 cents per share on its Class A Common Stock payable on December 29, 2000 to shareholders of record on December 8, 2000.

MCRAE INDUSTRIES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto, and with the Company's Annual Report on Form 10-K for the fiscal year ended July 29, 2000, including the financial information and management's discussion and analysis contained therein.

FINANCIAL CONDITION AND LIQUIDITY

The Company's financial condition remained strong as of October 28, 2000 as cash and cash equivalents and working capital amounted to $5.8 million and $22.6 million, respectively. The current ratio was a solid 3.9 to 1 at the end of the quarter.

Cash used in operating activities amounted to approximately $1.0 million. Net income from operations, adjusted for depreciation and amortization, contributed approximately $360,000. The increase in accounts and notes receivable used approximately $2.2 million of cash primarily as a result of the timing of collection of larger quarter-end sales for the footwear business and the office products business. The decline in inventories provided a positive cash flow of approximately $1.3 million as the build up of products from the previous quarter were used in the current reporting period. The office products business, footwear business, and printing business accounted for approximately $635,000, $360,000, and $394,000, respectively of the decrease in inventories. Reductions in accounts payable used approximately $629,000 of cash. The office products business used approximately $1.0 million to pay for inventory that was purchased during the previous quarter. This use of cash was partially offset by the timing of payments for approximately $400,000 of inventory purchases for the footwear business that were made after quarter-end. Income taxes decreased by approximately $381,000 primarily because of lower taxable income. The estimated loss on the discontinuance of the printing business amounted to $475,000.

Capital expenditures for the current period amounted to approximately $206,000 and consisted primarily of rental equipment used in countywide education programs. Advances to related parties used $91,000 of cash to pay for land development costs. Proceeds from the sale of various printing equipment and investment property provided approximately $75,000 of cash.

The Company used $167,000 of cash to pay quarterly dividends and $60,000 to reduce the principal amount of long-term debt.

The Company currently has two lines of credit with a bank totaling $2.75 million, all of which was available at October 28, 2000. It is management's opinion that the future cash flows from operations, currently available cash and cash equivalents, and unused lines of credit will be sufficient to meet the Company's future working capital, capital expenditures, and debt repayment requirements.

FIRST QUARTER FISCAL 2001, COMPARED TO FIRST QUARTER FISCAL 2000

Consolidated net revenues for the first quarter of fiscal 2001 amounted to $16.5 million, an increase of 16.5% over the $14.2 million reported for the first quarter of fiscal 2000. This increase in net revenues was primarily attributable to the military boot business that reported net revenues of $4.9 million for the first quarter of fiscal 2001 as compared to $2.4 million for the same period of fiscal 2000 as a result of higher military boot requirements by the U. S.

Government and greater demand for military boots by foreign governments. The office products and western boot businesses experienced increased net revenues for the comparative first quarters of fiscal 2001 and 2000 of 8.4% and 5.9%, respectively, as demand for office equipment by countywide school and government agencies and western boots remained strong. The bar code business was down 15.0%, from $4.2 million for the first quarter of fiscal 2000 to $3.6 million for the same period of fiscal 2001 primarily the result of lower system sales and competitive pressures in the market.

Consolidated gross profit for the first quarter of fiscal 2001 amounted to $3.9 million, a decrease of 4.9% from the $4.1 million reported for the first quarter of fiscal 2000. Gross profit as a percentage of net revenues fell from 29.0% for the first quarter of fiscal 2000 to 23.6% for the first quarter of fiscal 2001. Gross profit for the footwear business climbed from $1.0 million for first quarter of fiscal 2000 to $1.8 million for the current reporting period primarily the result of increased sales of military and western boots and lower per unit costs associated with higher western boot production levels. The gross profit for the bar code unit fell 33% for the first quarter of fiscal 2001, down $519,000 from the $1.6 million reported for the first quarter of fiscal 2000. This decrease in gross profit resulted primarily from lower product sales and costs attributable to the software application product and related services. The office products business also experienced a decline in gross profit for the comparative first quarters amounting to approximately $400,000 and was primarily attributable to increased sales to lower margin countywide school systems and higher service costs.

Selling, general and administrative (SG&A) expenses for the first quarter of fiscal 2001 were up 12.1% from the $3.0 million reported for the first quarter of fiscal 2000. This increase in SG&A expenses was primarily attributable to higher sales salaries and commissions for the western boot and office products businesses, increased office space rentals for the bar code and office products businesses, higher travel and entertainment expenses, larger administrative salaries for western boot and office products businesses, and the timing of sales and use tax payments between quarters. These increased expenditures were partially offset by the timing of payment for group health insurance claims, employee benefit costs, and professional services. As a percentage of net revenues, SG&A expenditures decreased from 21.0 % for the first quarter of fiscal 2000 to 20.2% for the first quarter of fiscal 2001.

The Company's military footwear business is currently in the fourth year of the most recent contract (the Contract) awarded by the United States government (the Government) in April 1997. The Contract provides for a base year and four one-year extensions that may be exercised by the Government at its sole discretion for the purchase of additional option quantities of military combat boots. The current option will expire in April 2001. The Government is now evaluating a new military combat boot construction that is not compatible with the Company's current manufacturing process. As a result, the Government could decide to cancel the remaining Contract options and to require future military combat boot purchases to meet the new boot construction specification. While the Company is taking the appropriate actions to accommodate any military combat boot specification changes, there can be no assurances that the Government will exercise the subsequent renewal options under the Contract or that the Company would be successful in any solicitation of another contract with the Government upon termination of the current Contract.

In August 2000, the Company's management decided to phase out the operation of the printing and packaging business. Net revenues for the first quarter of fiscal 2001 were $749,000 as compared to $606,000 for the same period of fiscal 2000. Net earnings from operations for the first quarter of fiscal 2001 amounted to $52,000 and included a gain on sale of assets of $65,000. For the same period of fiscal 2000, the printing and packaging business reported a net operating loss of $25,000. For the first quarter of fiscal 2001, an estimated loss on discontinuance of this business amounted to $290,000, net of the tax benefit. This estimated loss consists of the expected earnings from the phase out period of operations less the difference in the carrying value and estimated fair value of the business assets and the expected payments to settle all liabilities.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued and established the accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 will be effective for the Registrant for the fiscal year beginning July 30, 2000, as amended by SFAS No. 137 and SFAS No. 138. The Registrant is in compliance with this reporting requirement.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Interim Report includes certain forward-looking statements as such term is defined in Section 27A of the Securities Act and Section 21E of the Exchange Act, including but not limited to statements about the Company's ability to meet future working capital, capital expenditure and debt repayment requirements, estimates concerning the discontinued business and legal proceedings. These forward-looking statements involve certain risks and uncertainties, including but not limited to the effect of acquisitions, the ability to meet additional financing requirements, the successful development and marketing of new products and services, the effect of competitive products and pricing, risks unique to selling goods to the U. S. Government (including termination of the U. S. Government's long-term Contract with the Registrant), and the effect of general economic conditions, that could cause actual results to differ materially from those in such forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the impact of interest rate changes due to its aggregate $2.75 million lines of credit and a term loan through its wholly owned subsidiary, American West Trading Company. As of October 28, 2000, there was no outstanding indebtedness under the lines of credit and $5.0 million was outstanding on the term loan. The Company does not buy or sell derivative financial instruments for trading or other purposes. Borrowings under the Company's credit facilities described above bear interest at rates based upon the "prime rate" or "prime rate" less a margin of one-half percent offered by the applicable lender. The Company has not entered into any swap agreements or engaged in any other hedging activities with respect to this variable rate indebtedness. A 10% increase in the interest rates under the Company's credit facilities would increase annual interest expense by approximately $45,000 (assuming the Company's aggregate borrowings under the credit facilities averaged $5.0 million during a fiscal year).


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

         3.5 Amendment to Bylaws (Incorporated by reference to Exhibit 3.5 to the Registrant's Form 10-K for the fiscal year ended July 29, 2000).

         27 Financial Data Schedule. (Filed in electronic format only. Pursuant to Rule 402 of Regulation S-T, this schedule shall not be deemed filed for purposes of Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934.)

(b) No reports on Form 8-K were filed during the quarter ended October 28, 2000.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                MCRAE INDUSTRIES, INC.
                                                      (Registrant)



  DATE: December 11, 2000                       By: /s/D. Gary McRae
       ------------------                           -------------------------
                                                D. Gary McRae
                                                President and CEO
                                                (Principal Executive Officer)




  DATE: December 11, 2000                       By: /s/ Marvin G. Kiser, Sr.
       ------------------                           ------------------------
                                                Marvin G. Kiser, Sr.
                                                (Principal Accounting Officer)