Form 10-Q
period 2001-01-27
MCRAE INDUSTRIES INC
filed 2001-03-13
CIK 729284

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTER ENDED JANUARY 27, 2001

                                       OR

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from               to
                               -------------    ---------------


COMMISSION FILE NUMBER 1-8578


                              MCRAE INDUSTRIES, INC
             (Exact name of registrant as specified in its charter)

              DELAWARE                                 56-0706710
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

Common Stock, $1 Par Value--Class A 1,861,817 shares as of March 8, 2001. Common Stock, $1 Par Value--Class B 906,682 shares as of March 8, 2001.

                     MCRAE INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX


                                                                        Page No.
                                                                        --------

                          PART I. FINANCIAL INFORMATION


ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheet                               3-4

         Condensed Consolidated Statement of Operations                     5-6

         Condensed Consolidated Statement of Cash Flows                     7

         Notes to Condensed Consolidated Financial Statements               8-9



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                             10-13

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK                                                     13


                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS                                                 14

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                         14

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                   14

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               14

ITEM 5.  OTHER INFORMATION                                                 14

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                  15


         SIGNATURES                                                        15

PART 1.  FINANCIAL INFORMATION


ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     MCRAE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                     ASSETS
                 (In thousands, except share and per share data)


                                              JANUARY 27, 2001   JULY 29, 2000
                                                 (UNAUDITED)         (NOTE)
                                              ----------------   -------------

ASSETS

Current assets:

 Cash and cash equivalents                          $ 4,759          $ 7,223

 Securities                                               5               61

 Accounts and notes receivable, net                   8,449            6,594

 Inventories (see Note B)                            15,176           16,294

 Net investment in capitalized leases                   578              595

 Prepaid expenses and other current assets              231               82
                                                    -------          -------

   Total current assets                              29,198           30,849
                                                    -------          -------


Property, plant and equipment, net                    5,424            5,601


Other assets:

 Receivables, related entities                          577              652

 Net investment in capitalized leases                 1,219            1,533

 Notes receivable                                       208              306

 Real estate held for investment                        652              645

 Goodwill                                               490              510

 Cash surrender value of life insurance               1,906            1,830

 Other                                                  723              775
                                                    -------          -------

   Total other assets                                 5,775            6,251
                                                    -------          -------

                                                    $40,397          $42,701
                                                    =======          =======

            See notes to condensed consolidated financial statements

                     MCRAE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                 (In thousands, except share and per share data)


                                                    JANUARY 27, 2001    JULY 29, 2000
                                                      (UNAUDITED)           (NOTE)
                                                    ----------------    -------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

 Notes payable, banks - current portion                 $    247           $   247

 Accounts payable                                          3,945             4,676

 Accrued employee benefits                                   125               276

 Deferred revenues                                           870             1,039

 Accrued payroll and payroll taxes                           628               613

 Income taxes                                               (314)              478

 Contract contingencies                                      426               426

 Estimated loss on discontinuance (see Note C)               475                 0

 Other                                                       587               574
                                                        --------           -------

   Total current liabilities                               6,989             8,329
                                                        --------           -------


Notes payable, banks, net of current portion               4,934             5,057

Minority interest                                            360               726

Shareholders' equity:
 Common stock:
  Class A, $1 par; Authorized 5,000,000
    shares; Issued and outstanding, 1,859,692              1,860             1,860
    and 1,859,692, shares, respectively
  Class B, $1 par; Authorized 2,500,000
    shares; Issued and outstanding, 908,807
    and 908,807 shares, respectively                         909               909

 Additional paid-in capital                                  791               791

 Retained earnings                                        24,554            25,029
                                                        --------           -------

    Total shareholders' equity                            28,114            28,589
                                                        --------           -------

                                                        $ 40,397           $42,701
                                                        ========           =======

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

            See notes to condensed consolidated financial statements

                     MCRAE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (Unaudited)


                                      THREE MONTHS ENDED               SIX MONTHS ENDED
                                  JANUARY 27,   JANUARY 29,        JANUARY 27,    JANUARY 29,
                                     2001           2000               2001           2000
                                  -------------------------         -------------------------

Net revenues                      $ 13,835         $ 13,224         $ 30,359         $ 27,402
 Costs and expenses:

  Cost of revenues                  10,543            9,737           23,243           19,849

  Research & development               134              135              257              296

  Selling, general and
   administrative                    3,296            2,658            6,566            5,596

  Other expense (income),
   net                                 (73)            (104)            (198)            (205)

  Interest expense                     124               98              226              187
                                  --------         --------         --------         --------


Total costs and expenses            14,024           12,524           30,094           25,723
                                  --------         --------         --------         --------



Earnings (loss) from
  continuing operations
  before income taxes and
  minority interest                   (189)             700              265            1,679


Provision for income taxes             (45)             277              144              660


Minority shareholder's
  interest in earnings
  of subsidiary                         (2)               8               (3)              16
                                  --------         --------         --------         --------


Net earnings (loss) from
  continuing operations               (142)             415              124            1,003



            See notes to condensed consolidated financial statements

                     MCRAE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (Unaudited)



                                           THREE MONTHS ENDED                   SIX MONTHS ENDED
                                       JANUARY 27,    JANUARY 29,         JANUARY 27,     JANUARY 29,
                                          2001           2000                2001             2000
                                     -----------------------------       -----------------------------
Discontinued operations:
  (See Note C)

  Income (loss) from
  operations of discontinued
  business                                   (43)              (33)               43               (75)

    Income tax benefit(expense)               17                12               (17)               29

  Estimated loss on
  disposal of business,
  net of income tax benefit
  of $185,000 in fiscal 2001                   0                 0              (290)                0
                                     -----------       -----------       -----------       -----------


Net earnings (loss)                  $      (168)      $       394       $      (140)      $       957
                                     ===========       ===========       ===========       ===========


Net earnings (loss) per
common share-basic:

  Earnings (loss) from
  continuing operations              $      (.05)      $       .15       $       .05       $       .36
  Discontinued operations                   (.01)             (.01)             (.10)             (.02)
                                     -----------       -----------       -----------       -----------
  Net earnings (loss)                $      (.06)      $       .14       $      (.05)      $       .34
                                     ===========       ===========       ===========       ===========


Weighted average number
  of common shares
  outstanding                          2,768,499         2,768,499         2,768,499         2,768,499
                                     -----------       -----------       -----------       -----------


            See notes to condensed consolidated financial statements

                     MCRAE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                      SIX MONTHS ENDED
                                             JANUARY 27, 2001  JANUARY 29, 2000
                                             ----------------------------------


Net cash (used in) provided by operating
  activities                                      $(1,335)        $ 1,207
                                                  -------         -------

Cash flows from investing activities:

  Proceeds from sale of land                            9               0

  Proceeds from sale of securities                     56               2

  Purchase of land investment                         (16)            (35)

  Purchase of minority interest                      (363)              0

  Proceeds from sales of assets                        70             519

  Net advances to related parties                      75              (6)

  Capital expenditures                               (525)           (610)

  Purchase of officer life insurance                  (76)              0

  Net collections of long-term receivables             98             161
                                                  -------         -------

Net cash (used in) provided by investing
  activities                                         (672)             31
                                                  -------         -------

Cash flows from financing activities:

  Principal repayments of notes payable              (123)           (145)

  Dividends paid                                     (334)           (334)
                                                  -------         -------

Net cash used in financing activities                (457)           (479)
                                                  -------         -------

Net (decrease) increase in cash and cash
  equivalents                                      (2,464)            759

Cash and cash equivalents at beginning
  of period                                         7,223           4,705
                                                  -------         -------
Cash and cash equivalents at end of period        $ 4,759         $ 5,464
                                                  =======         =======

            See notes to condensed consolidated financial statements

                     MCRAE INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended January 27, 2001 are not necessarily indicative of the results that may be expected for the year ending July 28, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the McRae Industries, Inc., Annual Report on Form 10-K for the year ended July 29, 2000.

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


The components of inventory consist of the following (in thousands):


                    JANUARY 27, 2001     JULY 29, 2000
                    ----------------     -------------

Raw materials          $ 2,920,000        $ 3,033,000
Work in process            806,000            979,000
Finished goods          11,450,000         12,282,000
                       -----------        -----------
                       $15,176,000        $16,294,000
                       ===========        ===========

                     MCRAE INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE C - DISCONTINUED OPERATIONS OF BUSINESS SEGMENT

In August 2000, the Company's management decided to phase out and discontinue the operations of the printing and packaging business. This business is expected to complete the fulfillment of current orders and finish normal operations by March 31, 2001. The collection of accounts receivable and the sale of remaining inventory and fixed assets is expected to be completed by July 28, 2001. The assets and liabilities of the printing business as of January 27, 2001 and July 29, 2000 are as follows:

                                    JANUARY 27, 2001    JULY 29, 2000
                                    ----------------    -------------


ASSETS

   Cash                              $     5,000         $    13,000
   Accounts receivable, net              469,000             341,000
   Inventories, net                      271,000             998,000
   Prepaid expenses                        2,000               1,000
   Fixed assets, net                     153,000             170,000

    Total Assets                         900,000           1,523,000

LIABILITIES

   Accounts payable                        7,000              57,000
   Reserve for discontinuance            475,000                   0
   Accrued liabilities                         0               4,000
   Accrued income tax                     (2,000)             (2,000)
   Inter-company debt                  1,204,000           1,985,000

    Total Liabilities                  1,684,000           2,044,000

Net assets of discontinued
   operations                        $  (784,000)        $  (521,000)


For the quarter ending January 27, 2001, the printing business reported a net loss of $26,000, net of $17,000 of tax benefit. A reserve for estimated loss on discontinuance of this business amounted to $290,000, net of $185,000 of tax benefit. Net earnings per share as a result of the discontinued operations were reduced by $.01 per share for the second quarter of fiscal 2001 and by $.01 per share for the same period of fiscal 2000. The results of the printing and packaging business operations have been reported separately as discontinued operations in the Condensed Consolidated Statement of Operations.

Prior year financial statements for fiscal 2000 have been restated to present the operations for the printing and packaging business as a discontinued operation.


NOTE D - SUBSEQUENT EVENTS

On February 27, 2001, the Company declared a cash dividend of $.05 cents per share on its Class A Common Stock payable on March 30, 2001, to shareholders of record on March 16, 2001.

MCRAE INDUSTRIES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto, and with the Company's Annual Report on Form 10-K for the fiscal year ended July 29, 2000, including the financial information and management's discussion and analysis contained or incorporated by reference therein.

FINANCIAL CONDITION AND LIQUIDITY

The Company's financial condition remained strong for the period ending January 27, 2001. Working capital amounted to approximately $22.2 million and cash and cash equivalents totaled almost $4.8 million.

Cash used in operating activities amounted to approximately $1.3 million. Net income from operations, adjusted for depreciation and amortization, contributed approximately $582,000. Accounts and notes receivable used approximately $1.8 million of cash primarily as a result of increased sales of military and western boots and the timing of collection of larger quarter-end billings associated with the office products business. The decline in inventories provided a positive cash flow of approximately $1.1 million primarily attributable to the discontinuance of the printing business, greater sales of military combat boots and decreased purchases of duplicating equipment for the office products business. Accounts payable used approximately $731,000 of cash as a result of the office products business using approximately $1.0 million to pay for inventory that was purchased during the last quarter of fiscal 2000. This use of cash was partially offset by the timing of payment for inventory purchases for the military combat boot business and the western boot business of approximately $202,000 and $233,000, respectively. Income taxes used approximately $792,000 of cash as prior year taxes and first quarter estimates were paid.

Capital expenditures for the current period amounted to approximately $525,000 and consisted primarily of rental equipment used in county-wide government and school systems and office computers and equipment. Advances to related parties used $75,000 of cash to pay for land development costs. Proceeds from the sale of various printing equipment, securities, and investment property provided approximately $135,000 of cash. The purchase of additional minority interest related to the bar code business used approximately $360,000 of cash.

The Company used $334,000 of cash to pay quarterly dividends and $123,000 to reduce the principal amount of long-term debt.

The Company currently has two lines of credit with a bank totaling $2.75 million, all of which was available at January 27, 2001. It is management's opinion that the future cash flows from operations, currently available cash and cash equivalents, and unused lines of credit will be sufficient to meet the Company's future working capital, capital expenditures, and debt repayment requirements.

SECOND QUARTER FISCAL 2001, COMPARED TO SECOND QUARTER FISCAL 2000

Consolidated net revenues from continuing operations for the second quarter of fiscal 2001 amounted to $13.8 million, an increase of 4.5% over the $13.2 million reported for the second quarter of fiscal 2000. This increase in net revenues was primarily attributable to the military boot and western boot businesses that reported net revenues of $4.4 million and $2.1 million, respectively, for the second quarter of fiscal 2001 as compared to $2.7 million and $1.6 million, respectively, for the same period of fiscal 2000. This improvement in net revenues resulted from higher military boot requirements by the U. S. Government, greater demand for military boots by foreign governments, and increased market penetration in the western boot market. The office products and bar code businesses experienced a combined decrease in net revenues for the comparative second quarters of fiscal 2001 and 2000 of 21.9% and 11.9%, respectively, as competitive pressures in the related markets intensified.

Consolidated gross profit from continuing operations for the second quarter of fiscal 2001 amounted to $3.3 million, down 5.7% from the $3.5 million reported for the second quarter of fiscal 2000. Gross profit as a percentage of net revenues fell from 26.4% for the second quarter of fiscal 2000 to 23.8% for the second quarter of fiscal 2001. Gross profit for the footwear business increased from $660,000 for the second quarter of fiscal 2000 to $1.2 million for the second quarter of fiscal 2001, primarily attributable to greater demand for military and western boots and lower per unit costs associated with higher western boot production levels. The gross profit for the bar code unit declined 21.9% for the comparative second quarters of fiscal 2001 and 2000, primarily as a result of lower product sales and costs attributable to the software application and services product. The office products business gross profit decreased from $1.4 million for the second quarter of fiscal 2000 to $1.0 million for the second quarter of fiscal 2001, primarily attributable to lower overall product sales, decreased sales to commercial markets, and higher service costs.

Selling, general and administrative (SG&A) expenses from continuing operations for the second quarter of fiscal 2001 were up 24.0% from the $2.7 million reported for the second quarter of fiscal 2000. This increase in SG&A expenses was primarily attributable to higher expenditures related to sales salaries, sales commissions, advertising and administrative salaries for the western boot and office products businesses, and group health insurance costs. These increased expenditures were partially offset by reduced employee benefit costs and professional services. As a percentage of net revenues, SG&A expenditures increased from 20.1% for the second quarter of fiscal 2000 to 23.8% for the second quarter of fiscal 2001.

The Company's military footwear business is currently in the fourth year of the most recent contract (the Contract) awarded by the United States Government (the Government) in April 1997. The Contract provides for a base year and four one-year extensions that may be exercised by the Government at its sole discretion for the purchase of additional option quantities of military combat boots. The current option will expire in April 2001; however, the Company has received notification that the Government intends to invoke the final year's option. In addition, the Government has indicated it will switch to a new type of military combat boot and has issued a solicitation for bids. While the Company has positioned itself to manufacture the new type of military combat boots and continues to manufacture boots for the Contract option, there are no assurances that the Government will order any boots under the option or that the Company will be successful in the solicitation of the contract right to manufacture the new type of military boot.

In August 2000, the Company's management decided to phase out the operation of the printing and packaging business. Net revenues for the second quarter of fiscal 2001 were $644,000 as compared to $648,000 for the same period of fiscal

2000. Operating losses of $26,000 and $21,000 were recorded for the second quarters of fiscal 2001 and fiscal 2000, respectively.


FIRST SIX MONTHS FISCAL 2001, COMPARED TO FIRST SIX MONTHS FISCAL 2000

Consolidated net revenues from continuing operations for the first six months of fiscal 2001 amounted to $30.4 million, an increase of 10.8% over the consolidated net revenues from continuing operations for the same period of fiscal 2000. The military boot business net revenues for the first six months of fiscal 2001 increased 81.4% over the $5.1 million reported for the same period of fiscal 2000. This increase in net revenues was primarily the result of higher
U. S. Government requirements and greater demand by foreign governments for combat boots. Net revenues from the western boot business reached $4.7 million for the first six months of fiscal 2001, an increase of 14.6% over the $4.1 million reported for the same period of fiscal 2000 and was primarily the result of the successful implementation of various sales and marketing strategies which included broader market coverage with a highly professional sales team and the introduction of foreign manufactured western boots to the market. The bar code and office products businesses experienced net revenue reductions for the comparative six-month periods of fiscal 2001 and 2000 of 13.6% and 6.7%, respectively. These decreases in net revenues were primarily attributable to increased competitive pressures in the respective markets.

Consolidated gross profit from continuing operations decreased from $7.5 million reported for the first six months of fiscal 2000 to $7.1 million for the first six months of fiscal 2001. Gross profit as a percentage of net revenues decreased from 27.6% for the first six months of fiscal 2000 to 23.4% for the same period of fiscal 2001. Gross profit for the footwear business climbed to $3.0 million for the first six months of fiscal 2001, an increase of 74.5% over the $1.7 million reported for the first six months of fiscal 2000. This increase in gross profit resulted primarily from greater demand for military and western boots and to lower per unit costs associated with higher western boot production levels. Gross profit for the bar code business decreased from $3.0 million reported for the first six months of fiscal 2000 to $2.2 million for the first six months of fiscal 2001 and primarily resulted from lower product sales and costs associated with the software application and services product. The office products business experienced a 28.4% decline in gross profit for the comparative six-month periods of fiscal 2001 and 2000, primarily attributable to reduced sales to high-margin commercial customers.

Selling, general and administrative (SG&A) expenses for the first six months of fiscal 2001 amounted to $6.6 million, an increase of 17.9% over the $5.6 million reported for the first six months of fiscal 2000. As a percentage of net revenues, SG&A expenses increased from 20.4% for the first six months of fiscal 2000 to 21.6% for the same period of fiscal 2001. The increase in SG&A expenditures was primarily the result of higher sales salaries, sales commissions, administrative salaries, advertising, and group health insurance costs. These higher costs were partially offset by lower expenditures for employee benefit costs and professional fees.

Net revenues related to the discontinued printing and packaging business for the first six months of fiscal 2001 amounted to $1.4 million as compared to $1.3 million reported for fiscal 2000. An operating profit of $26,000 was reported for the current fiscal period as compared to a $46,000 loss for the same period of fiscal 2000. An estimated loss on the discontinuance of this business amounting to $290,000, net of the tax benefit, was reserved in the first quarter of fiscal 2001. This business is expected to complete the fulfillment of current orders and finish normal operations by March 31, 2001. The collection of accounts receivable and the sale of remaining inventory and fixed assets is expected to be completed by July 28, 2001.

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

In December 1999, SAB 101, "Revenue Recognition in Financial Statements" was issued and established accounting and reporting standards for the determination of when a sale occurs and how the revenue should be recognized for financial reporting. SAB 101 is effective for the Registrant no later than the fourth fiscal quarter of the fiscal year ending July 28, 2001, as amended by SAB 101B. Adoption of this standard will not have a material impact on the Registrant's revenue recognition policies.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the impact of interest rate changes due to its aggregate $2.75 million lines of credit and a term loan through its wholly owned subsidiary, American West Trading Company. As of January 27, 2001, there was no outstanding indebtedness under the lines of credit and $4.9 million was outstanding on the term loan. The Company does not buy or sell derivative financial instruments for trading purposes. Borrowings under the Company's credit facilities described above bear interest at rates based upon the "Prime Rate" or "Prime Rate" less a margin of one-half percent offered by the applicable lender. The Company has not entered into any swap agreements or engaged in any other hedging activities with respect to this variable rate indebtedness. A 10% increase in the interest rates under the Company's credit facilities would increase annual interest expense by approximately $45,000 (assuming the Company's aggregate borrowings under the credit facilities averaged $5.0 million during a fiscal year).

PART 2. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

While the Registrant and its subsidiaries are engaged in litigation from time to time in the ordinary course of business incidental to their respective operations, management does not believe that any such litigation is likely to have a material adverse effect on the Registrant's consolidated financial position or operations


ITEMS 2 AND 3.

These items are not applicable and have been omitted.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Shareholders held on December 14, 2000, the following individuals were elected to the Board of Directors:

                                    VOTES FOR                       VOTES WITHHELD
                            CLASS A           CLASS B           CLASS A        CLASS B
                            -------------------------           ----------------------
D. Gary McRae               N/A               856,846           N/A              2,228
George M. Bruton            N/A               856,846           N/A              2,228
Hilton J. Cochran           N/A               856,846           N/A              2,228
Victor A. Karam             N/A               856,846           N/A              2,228
James W. McRae              N/A               856,846           N/A              2,228
Brady W. Dickson            1,758,523             N/A           7,740              N/A
Harold W. Smith             1,759,223             N/A           7,040              N/A

The following proposal was approved at the Company's Annual Meeting:

                             AFFIRMATIVE VOTES       NEGATIVE VOTES       VOTES WITHHELD
                             CLASS A    CLASS B    CLASS A   CLASS B    CLASS A   CLASS B
                             ------------------------------------------------------------
Ratify the appointment
of Gleiberman Spears
Shepherd & Menaker, P.A.
as independent certified
public accountants for
the current fiscal year.     1,755,238  859,061    7,770           0    1,325          13


ITEM 5.

This item is not applicable and has been omitted.

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


(b) No reports on Form 8-K were filed during the quarter ended January 27, 2001.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            MCRAE INDUSTRIES, INC.
                                                 (Registrant)



  DATE: March 13, 2001                    By: /s/D. Gary McRae
       ----------------                       -----------------------
                                              D. Gary McRae
                                              President and CEO
                                              (Principal Executive Officer)


  DATE: March 13, 2001                    By: /s/Marvin G. Kiser, Sr.
       ----------------                       -----------------------
                                              Marvin G. Kiser,
Sr.                                           (Principal Accounting Officer)