Form 10-Q
period 2001-04-28
MCRAE INDUSTRIES INC
filed 2001-06-12
CIK 729284

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTER ENDED APRIL 28, 2001

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

                         Yes  X            No   _
                             ---              ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common Stock, $l Par Value--Class A 1,861,817 shares as of June 5, 2001. Common Stock, $1 Par Value--Class B 906,682 shares as of June 5, 2001.

                     MCRAE INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX



                                                                      Page No.
                                                                      --------

                          PART I. FINANCIAL INFORMATION


ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheet                           3-4

         Condensed Consolidated Statement of Operations                 5-6

         Condensed Consolidated Statement of Cash Flows                  7

         Notes to Condensed Consolidated Financial Statements           8-9



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                        10-13

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK                                                 13


                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS                                              13

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                      14

ITEM 3.  DEFAULT UPON SENIOR SECURITIES                                 14

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            14

ITEM 5.  OTHER INFORMATION                                              14

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                               14


         SIGNATURES                                                     14

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     MCRAE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                     ASSETS
                 (In thousands, except share and per share data)


                                             April 28, 2001,      July 29, 2000
                                              (Unaudited)            (Note)
                                           -----------------    ----------------


ASSETS

Current assets:

 Cash and cash equivalents                      $ 5,058            $ 7,219

 Securities                                           5                 61

 Accounts and notes receivable, net               6,915              6,594

 Inventories (see Note B)                        15,175             16,294

 Net investment in capitalized leases               568                595

 Prepaid expenses and other current assets          199                 82
                                                 ------             ------

   Total current assets                          27,920             30,845
                                                 ------             ------


Property, plant and equipment, net                5,429              5,601
                                                 ------             ------


Other assets:

 Receivables, related entities                      523                652

 Net investment in capitalized leases             1,065              1,533

 Notes receivable                                   163                306

 Real estate held for investment                    652                645

 Goodwill                                           480                510

 Cash surrender value life insurance              2,041              1,830

 Other                                              691                775
                                                 ------             ------

   Total other assets                             5,615              6,251
                                                 ------             ------

                                                $38,964            $42,697
                                                =======            =======


            See notes to condensed consolidated financial statements

                     MCRAE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                 (In thousands, except share and per share data)


                                            April 28, 2001        July 29, 2000
                                             (Unaudited)               (Note)
                                           ---------------        --------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

 Notes payable, banks - current portion              247                247

 Accounts payable                                  3,463              4,676

 Accrued employee benefits                           174                276

 Deferred revenues                                   975              1,039

 Accrued payroll and payroll taxes                   577                613

 Income taxes                                       (589)               478

 Contract contingencies                              466                426

 Estimated loss on discontinuance (see Note C)       475                  0

 Other                                               485                570
                                                  ------             ------

   Total current liabilities                       6,273              8,325
                                                  ------             ------


Notes payable, banks, net of current portion       4,854              5,057

Minority interest                                    116                726

Shareholders' equity:
 Common stock:
  Class A, $1 par; Authorized 5,000,000
    shares; issued and outstanding, 1,861,817      1,862              1,860
    and 1,859,692, shares, respectively
  Class B, $1 par; Authorized 2,500,000
    shares; issued and outstanding, 906,682
    and 908,807 shares, respectively                 907                909

 Additional paid-in capital                          791                791

 Retained earnings                                24,161             25,029
                                                 -------            -------

    Total shareholders' equity                    27,721             28,589
                                                 -------            -------

                                                $ 38,964            $42,697
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

            See notes to condensed consolidated financial statements

                     MCRAE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (Unaudited)


                             Three Months Ended             Nine Months Ended
                            April 28,  April 29,         April 28,    April 29,
                              2001        2000             2001           2000
                            --------------------        -----------------------


Net revenues                $12,786     $14,525         $43,145        $41,928
 Costs and expenses:

  Cost of revenues            9,835      11,015          32,954         30,798
  Research & development        124         137             381            433

  Selling, general and
   administrative             3,325       3,072          10,015          8,735
  Other expense (income),
   net                          (86)       (115)           (283)          (320)

Interest expense                 97          98             323            285
                             ------      ------          ------         ------

Total costs and expenses     13,295      14,207          43,390         39,931
                             ------      ------          ------         ------
Earnings (loss) from
  continuing operations
  before income taxes and
  minority interest            (509)        318            (245)         1,997
Provision for income taxes     (208)        127             (64)           787
Minority shareholder's
  interest in earnings
  of subsidiary                  (2)         (6)             (6)            10
                           ---------   ---------        --------      --------
Net earnings (loss) from
  continuing operations        (299)        197            (175)         1,200


                 See notes to consolidated financial statements

                     MCRAE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (Unaudited)

                             Three Months Ended             Nine Months Ended
                            April 28,  April 29,         April 28,    April 29,
                              2001        2000             2001           2000
                            --------------------        -----------------------


Discontinued operations:
  (see Note C)

  Income (loss) from
  operations of discontinued
  business                         (2)        (54)           41           (129)

  Income tax benefit
  (expense)                         1          21           (16)            50

  Estimated loss on disposal
  of business, net of income
  tax benefit of $185,000 in
  fiscal 2001                       0           0          (290)             0
                             --------    --------      --------       --------


Net earnings (loss)          $   (300)   $    164      $   (440)      $  1,121
                             ========    ========      ========       ========

Net earnings (loss) per
  common share-basic:

  Earnings (loss) from
  continuing operations      $   (.11)   $    .07      $   (.06)      $    .43
  Discontinued operations         .00        (.01)         (.10)          (.03)
                             --------    --------      --------       --------
  Net earnings (loss)        $   (.11)   $    .06      $   (.16)      $    .40
                             ========    ========      ========       ========

Weighted average number
 of common shares
 outstanding                2,768,499   2,768,499     2,768,499      2,768,499
                            ---------   ---------     ---------      ---------


            See notes to condensed consolidated financial statements

                     MCRAE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                       Nine Months Ended
                                               April 28, 2001    April 29, 2000
                                               --------------    --------------


Net cash used in operating activities              $  (210)        $   394
                                                   -------         --------

Cash flows from investing activities:

  Proceeds from sale of land                             9               0

  Proceeds from sale of securities                      56               2

  Purchase of land investment                          (16)            (35)

  Purchase of minority interest                       (605)              0

  Proceeds from sales of assets                         70              24

  Net collections to related parties                   129              99

  Capital expenditures                                (895)           (937)

  Purchase of officer life insurance                  (211)           (174)

  Net collections of long-term receivables             143             290
                                                   -------         -------

Net cash used in investing activities               (1,320)           (731)
                                                   -------         -------

Cash flows from financing activities:

  Principal repayments of notes payable               (203)           (214)

  Dividends paid                                      (428)           (501)
                                                   -------         -------

Net cash used in financing activities                 (631)           (715)
                                                   -------         -------

Net decrease in cash and cash
  equivalents                                       (2,161)         (1,052)

Cash and cash equivalents at beginning
  of period                                          7,219           4,705
                                                   -------         -------

Cash and cash equivalents at end of period         $ 5,058         $ 3,653
                                                   =======         =======


            See notes to condensed consolidated financial statements

                     MCRAE INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended April 28, 2001 are not necessarily indicative of the results that may be expected for the year ending July 28, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the McRae Industries, Inc. Annual Report on Form 10-K for the year ended July 29, 2000.

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

The components of inventory consist of the following (in thousands):


                                          APRIL 28, 2001    JULY 29, 2000
                                          --------------    -------------
Raw materials                              $ 3,169,000      $ 3,033,000
Work in process                                739,000          979,000
Finished goods                              11,267,000       12,282,000
                                           -----------      -----------
                                           $15,175,000      $16,294,000
                                           ===========      ===========

NOTE C - DISCONTINUED OPERATIONS OF BUSINESS SEGMENT

In August 2000, the Company's management decided to phase out and discontinue the operations of the printing and packaging business. This business completed the fulfillment of orders and concluded normal operations on May 11, 2001. The collection of accounts receivable and the sale of remaining inventory and fixed assets is expected to be completed by July 28, 2001. The assets and liabilities of the printing business as of April 28, 2001 and July 29, 2000 are as follows:

                                   APRIL 28, 2001       JULY 29, 2000
                                   --------------       -------------

ASSETS

   Cash                              $   (28,000)        $    13,000
   Accounts receivable, net              522,000             341,000
   Inventories, net                      150,000             998,000
   Prepaid expenses                            0               1,000
   Fixed assets, net                     145,000             170,000

    Total Assets                         789,000           1,523,000

LIABILITIES

   Accounts payable                       15,000              57,000
   Reserve for discontinuance            475,000                   0
   Accrued liabilities                         0               4,000
   Accrued income tax                     (3,000)             (2,000)
   Inter-company debt                  1,088,000           1,985,000

    Total Liabilities                  1,575,000           2,044,000

Net assets of discontinued
   operations                        $  (786,000)        $  (521,000)


For the quarter ending April 28, 2001, the printing business reported a net loss of $1,000, net of $1,000 of tax benefit. A reserve for estimated loss on discontinuance of this business amounted to $290,000, net of $185,000 of tax benefit. Net earnings per share as a result of the discontinued operations were not materially impacted for the third quarter of fiscal 2001 as compared to $.01 per share for the same period of fiscal 2000. The results of the printing and packaging business operations have been reported separately as discontinued operations in the Condensed Consolidated Statement of Operations.

Prior year financial statements for fiscal 2000 have been restated to present the operations for the printing and packaging business as a discontinued operation.


NOTE D - SUBSEQUENT EVENTS

On May 30, 2001, the Company declared a cash dividend of $.05 cents per share on its Class A Common Stock payable on June 29, 2001 to shareholders of record on June 15, 2001.

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

FINANCIAL CONDITION

The Company's financial condition as of April 28, 2001 continued to show elements of strength as working capital amounted to approximately $21.7 million and cash and cash equivalents totaled approximately $5.1 million. The current ratio was 4.45 to 1.

During the nine-months ended April 28, 2001, cash used in operating activities amounted to approximately $210,000. The operating loss, adjusted for depreciation and amortization, provided a positive cash flow of $656,000. Accounts and notes receivable used approximately $321,000 of cash. The timing of collection of increased quarterly sales for the western boot business accounted for the use of approximately $647,000, an officer loan used $300,000 and the final billings for the discontinued printing business used another $182,000 of cash. These increases in accounts and notes receivable were partially offset by reduced receivable levels in the military boot business and the bar code business that resulted from decreased sales for the quarter. The decline in inventory levels provided a positive cash flow of approximately $1.1 million primarily attributable to planned stock reductions in the office products business and the discontinuance of the printing business. These decreases in inventory in the office products business and printing business provided positive cash flows of $1.2 million and $848,000, respectively. The western boot business partially offset the reduced inventory levels as a strong spring demand for western boots used $742,000 of cash. The reduction in capitalized leases associated with the office products business provided a positive cash flow of approximately $495,000 as equipment funding is transferred to third party financing companies. Accounts payable used approximately $1.2 million of cash as a result of the office products business using approximately $1.0 million to pay for inventory that was purchased during the last quarter of fiscal 2000. Income taxes decreased approximately $1.1 million as a result of the payment of the remainder of fiscal 2000 tax liabilities, estimated tax payments for fiscal 2001, and the impact of the Company's operating loss for the current reporting period.

Investing activities used approximately $1.3 million of cash for the nine-month period ending April 28, 2001. Capital expenditures for the period amounted to approximately $895,000 and consisted primarily of rental equipment used in county-wide government and school systems and office computers and equipment. Collections from related parties and notes receivable associated with the leasing business provided cash amounting to approximately $129,000 and $143,000, respectively. Proceeds from the sale of various printing equipment, securities, and investment property provided approximately $135,000 of cash. The purchase of additional minority interest related to the bar code business used approximately $605,000 of cash.

The Company used $428,000 of cash to pay quarterly dividends and $203,000 to reduce the principal amount of long-term debt.

Currently, the Company has two lines of credit with a bank totaling $2.75 million, all of which was available at April 28, 2001. It is management's opinion that the future cash flows from operations, currently available cash and cash equivalents, and unused lines of credit will be sufficient to meet the Company's future working capital, capital expenditure, and debt repayment requirements.

THIRD QUARTER FISCAL 2001, COMPARED TO THIRD QUARTER FISCAL 2000

Consolidated net revenues from continuing operations for the third quarter of fiscal 2001 amounted to $12.8 million, down approximately 12% or $1.7 million from the $14.5 million reported for the third quarter of fiscal 2000. This decrease in net revenues was primarily attributable to the bar code and office products businesses, down 29% and 26% respectively, as economic and competitive pressures in the related markets depressed the demand for these products. These decreases in net revenues were partially offset by the footwear businesses. Higher military boot requirements for the U. S. Government and foreign governments combined with increased market penetration in the western boot business provided increased net revenues over the comparative third quarter of fiscal 2000 of 7% for the military boot business and 21% for the western boot business.

Consolidated gross profit from continuing operations for the third quarter of fiscal 2001 amounted to $2.95 million as compared to $3.51 million for the third quarter of fiscal 2000. As a percentage of net revenues, gross profit decreased from 24.2% for the third quarter of fiscal 2000 to 23.1% for the third quarter of fiscal 2001 resulting primarily from lower consolidated net revenues, competitive pressures in the bar code and office products businesses, and a larger portion of the consolidated revenues being comprised of lower margin military and western footwear sales.

Selling, general and administrative (SG&A) expenses from continuing operations increased from the $3.1 million reported for the third quarter of fiscal 2000 to $3.3 million for the same quarter of fiscal 2001. This increase in SG&A expenditures for this reporting period was primarily attributable to escalating health insurance costs; higher administrative salaries; and greater sales salaries, commissions, and travel related costs.

The Company's military footwear business is currently in the final year of the most recent contract (the Contract) awarded by the United States Government (the Government) in April 1997. The Contract provides for a base year and four one-year extensions that may be exercised by the Government at its sole discretion for the purchase of additional option quantities of military combat boots. While the Government exercised the final year's option, there was no indication of a specified quantity of military combat boots to be purchased under this option. In addition, the Government has indicated that it will switch to a new type of military combat boot and has issued a solicitation for bids to which the Company has responded. While the Company has positioned itself to manufacture the new type of military combat boots and continues to manufacture boots for the Contract option, there are no assurances that the Government will order any boots under the Contract option or that the Company will be successful in the solicitation of the right to manufacture the new type of military boot.

In August 2000, the Company's management decided to phase out the operation of the printing and packaging business. Net revenues for the third quarter of fiscal 2001 were $530,000 as compared to $1,040,000 for the same period of fiscal 2000. Operating losses of $1,000 and $33,000 were reported for the printing and packaging business for the third quarters of fiscal 2001 and fiscal 2000, respectively.

FIRST NINE MONTHS FISCAL 2001, COMPARED TO FIRST NINE MONTHS FISCAL 2000

Consolidated net revenues from continuing operations for the first nine months of fiscal 2001 amounted to $43.1 million, up 3% from the $41.9 million from continuing operations reported for the first nine months of fiscal 2000. The military boot business net revenues for the current fiscal reporting period were approximately $13.0 million as compared to $8.6 million for the same period of fiscal 2000. This 52% increase in net revenues was primarily the result of higher U. S. Government requirements and greater demand by foreign governments for combat boots. Net revenues for the western boot business for the first nine months of fiscal 2001 reached $7.1 million, an improvement of 18% over the $6.1 million reported for the first nine months of fiscal 2000. This increase in net revenues resulted from the efforts of the professional sales team and the successful introduction of foreign manufactured ladies and children's western boots to the market. Net revenues for the bar code and office products businesses decreased 19% and 13%, respectively, for the comparative nine-month periods primarily as a result of uncertain economic conditions and competitive pressures in the respective markets.

Consolidated gross profit from continuing operations amounted to $10.2 million for the nine months of fiscal 2001, a decrease of approximately $900,000, or 8%, from the $11.1 million reported for the first nine months of fiscal 2000. As a percentage of net revenues, gross profit declined from 26.5% for the first nine months of fiscal 2000 to 23.6% for the same period of fiscal 2001.The reduction in gross profit was primarily attributable to the bar code and office products businesses. The bar code business margins were down by 10% for the comparative nine-month periods primarily the result of lower product sales and the additional costs associated with the software application and service product introduced during the last half of fiscal 2000. Gross margins for the office products business decreased as a result of commercial customer sales and an increase in service related costs. Gross margins in the military combat boot and western boot businesses were up 4% and 14%, respectively, over the results reported for the previous fiscal nine-month period as increased production levels lowered the per unit costs of the boots manufactured.

Selling, general & administrative (SG&A) expenses for the first nine months of fiscal 2001 amounted to $10.0 million as compared to $8.7 million for the same period of fiscal 2000. As a percentage of net revenues, SG&A expenses increased from 20.8% for the nine months of fiscal 2000 to 23.2% for the nine months of fiscal 2001. The increase in SG&A expenditures was primarily the result of higher personnel related costs, particularly sales and administrative salaries, group health insurance payments and business related travel expenses. Utility and rental property costs also increased for the current reporting period as compared to the same period of last year. These increased costs were partially offset by lower comparative fiscal period expenditures for professional fees, business insurance, general maintenance, and other employee benefits.

Net revenues related to the discontinued printing and packaging business for the first nine months of fiscal 2001 amounted to $1.9 million as compared to $2.3 million reported for the first nine months of fiscal 2000. An operating profit of $25,000 for the discontinued business was reported for the current fiscal period as compared to a $79,000 loss in the same period of fiscal 2000. An estimated loss of discontinuance for this business amounting to $290,000, net of the tax benefit, was reserved in the first quarter of fiscal 2001. This business completed the fulfillment of current orders and concluded normal operations on May 11, 2001. The collection of accounts receivable and the sale of the remaining inventory and fixed assets are expected to be completed by July 28, 2001.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued and established the accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 was effective for the Registrant for the fiscal year beginning July 30, 2000 as amended by SFAS No. 137. Currently, the Registrant is not involved in any derivative or hedging activities.

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

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Interim Report includes certain forward-looking statements as such term is defined in Section 27A of the Securities Act and Section 21E of the Exchange Act of 1934, as amended. These forward-looking statements involve certain risks and uncertainties, including but not limited to acquisitions, additional financing requirements, development of new products and services, the effect of competitive products and pricing, acceptance of new footwear products in the market place, risks unique to selling goods to the Government (including termination of the Contract, reducing purchases, or failure to obtain a new contract), and the effect of general economic conditions, that could cause actual results to differ materially from those in such forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the impact of interest rate changes due to its aggregate $2.75 million lines of credit and a term loan through its wholly owned subsidiary, American West Trading Company. As of April 28, 2001, there was no outstanding indebtedness under the lines of credit and $4.8 million was outstanding on the term loan. The Company does not buy or sell derivative financial instruments for trading purposes. Borrowings under the Company's credit facilities described above bear interest at rates based upon the "Prime Rate" or "Prime Rate" less a margin of one-half percent offered by the applicable lender. The Company has not entered into any swap agreements or engaged in any other hedging activities with respect to this variable rate indebtedness. A 10% increase in the interest rates under the Company's credit facilities would increase annual interest expense by approximately $45,000 (assuming the Company's aggregate borrowings under the credit facilities averaged $5.0 million during a fiscal year).


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

(b) No reports on Form 8-K were filed during the quarter ended April 28, 2001.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 MCRAE INDUSTRIES, INC.
                                                       (Registrant)



  Date: June 12, 2001                        By: /s/ D. Gary McRae
       ---------------                          ---------------------------
                                                 D. Gary McRae
                                                 President and CEO
                                                (Principal Executive Officer)


  Date: June 12, 2001                        By: /s/ Marvin G. Kiser, Sr.
       ---------------                          ---------------------------
                                                 Marvin G. Kiser, Sr.
                                                (Principal Accounting Officer)