Form 10-K405
period 2001-07-28
MCRAE INDUSTRIES INC
filed 2001-10-26
CIK 729284

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 28, 2001

Commission file number: 1-8578

McRAE INDUSTRIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	56-0706710

(State of Incorporation)	(I.R.S. Employer Identification No.)

400 North Main Street, Mount Gilead, North Carolina 27306
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (910) 439-6147

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, $1 Par Value	American Stock Exchange

Class B Common Stock, $1 Par Value	American Stock Exchange

Securities Registered Pursuant to Section 12 (g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.

The aggregate market value of shares of the Registrant’s $1 par value Class A and Class B Common Stock held by non-affiliates as of October 22, 2001 was approximately $4,947,000 and $1,220,000, respectively. On October 22, 2001, 1,861,817 Class A shares and 906,682 Class B shares of the Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual shareholders meeting to be held on December 20, 2001 are incorporated by reference into Part III.

Part I

ITEM 1. BUSINESS

The Registrant is a Delaware corporation organized in 1983 and is the successor to a North Carolina corporation organized in 1959. The Registrant’s principal lines of business are: manufacturing and selling bar code reading and related printing devices; manufacturing and selling military combat boots, western and work boots; and selling, leasing, and servicing office equipment. The Registrant’s commercial printing and packaging business was discontinued during fiscal 2001. Additional financial information about these lines of business can be found in Note 17 to the financial statements.

Bar Code Operations

The bar code unit manufactures and sells bar code reading and printing devices and other items related to optical data collection, including licensing and selling computer software through Compsee, Inc. (Compsee), a 99% owned subsidiary. Compsee markets, sells, and services its products directly through sales centers located throughout the United States. Compsee also sells its products worldwide; however, net revenues from foreign sales are negligible when compared to the Registrant’s consolidated net revenues.

Compsee designs and manufactures QuickReader and QuickLink bar code readers. Principal materials used in Compsee’s assembly operations consist of various electrical and electronic components that are readily available from a number of sources. Compsee’s portable bar code scanner equipment includes the APEX II which was introduced in fiscal 1996 and the APEX III which was introduced in fiscal 2001. These products were well received in the market and provided 13%, 10% and 11% of Compsee sales for fiscal 2001, 2000, 1999, respectively. A companion product, the APEX II cradle, which facilitates data transfer and provides battery-recharging capabilities, was added to the product line in fiscal 1997. Compsee’s wedge product line was upgraded in fiscal 1998 with the introduction of the Turbowedge line of bar code wedge readers. These products offer several new features and were well received in the market. During fiscal 2000 Compsee purchased an enterprise integration software program that enhances and facilitates mobile bar code applications. This software provides specific competitive advantages for Compsee’s wireless products. During the last half of fiscal 2001, Compsee introduced the APEX III portable data collector. This product provides batch and wireless data collection capability. The APEX IV portable data collection unit is expected to be introduced to the market in fiscal 2002. This unit is a more rugged, pistol grip version of the APEX III product. The markets in which this business unit operates are generally highly competitive. The Registrant is not aware of any reliable statistics that would enable the Registrant to determine the relative position of Compsee or its products within the industry. Competition in the industry is principally based on product features, customer service, and price. The major competitors in the industry include PSC, Unitech, and Handheld Products.

Net revenues derived from this unit in fiscal 2001, 2000, and 1999 were 22%, 29%, and 31% of the Registrant’s consolidated net revenues, respectively. QuickReader, QuickLink, and Turbowedge bar code readers developed and marketed by Compsee accounted for 11%, 11%, and 12% of Compsee’s net revenues for fiscal 2001, 2000, and 1999, respectively, and for 3% of the Registrant’s consolidated net revenues during each of the last three fiscal years. There was no significant backlog of firm orders for this unit at July 28, 2001.

Footwear Manufacturing

The Registrant’s footwear manufacturing operations include the manufacture and sale of military combat boots. The Registrant has manufactured Direct Molded Sole military combat boots for the United States Government (the Government) since 1966. On April 30, 1996, the Registrant acquired American West Trading Company (American West), which manufactures western boots, work boots, military dress oxfords, and military safety boots.

Whenever the Government determines a need for producing combat boots because of the number of new recruits entering the services, and the need to replenish its inventory to replace worn out boots, the Government solicits contracts from U. S. boot manufacturers. The solicitation process typically includes the evaluation by the Government of written technical and cost proposals. The Government awards contracts on negotiated per pair contract prices based on estimated allowable costs as projected for the subsequent fiscal year plus a reasonable profit margin. This profit margin is subject to the Government’s determination that the prices are “fair” and “reasonable.” All recent Government contracts for military boots have been awarded to four manufacturers including the Registrant. The Registrant is currently in the fifth year of the most recent contract awarded by the Government in April 1997 (the Contract). The Contract provides for a base year and four one-year extensions which may be exercised by the Government at its sole discretion for the purchase of additional option quantities of military combat boots. The current and final option period will expire in April 2002. The Government continues to evaluate a new military combat boot construction that is not compatible with the Registrant’s current manufacturing process that could require future military combat boot purchases to meet the new boot construction specification. While the Registrant is positioned to accommodate any military combat boot specification changes, there can be no assurances that the Registrant would be successful in any solicitation of another contract with the Government upon termination of the current Contract.

In September 2001, the Government notified the Registrant to increase its production levels of military combat boots as a result of the deployment of troops in the war on terrorism. The increased production levels represent an approximate 60% increase over the quantities normally purchased by the Government under the Contract.

No one company dominates the Government military boot industry. The Registrant’s major competitors in the military boot market include Wellco, Inc., Belleville Shoe Manufacturing Company, and Altama Delta Corporation. Price, quality, manufacturing efficiency, and delivery are the areas emphasized by the Registrant to strengthen its competitive position. The Registrant also sells boots to civilian and other military customers including other countries. Military boot sales under the Government contract were $11.7 million, $7.2 million, and $6.9 million, for fiscal 2001, 2000, and 1999, respectively. Sales of military boots to foreign countries were $4.6 million, $4.7 million, and $76,000 for the past three fiscal years, respectively. Approximately 89% of foreign country sales for fiscal 2001 were to Israel.

The Registrant’s contracts with the Government are subject to partial or complete termination under certain specified circumstances including, but not limited to, the following: for the convenience of the Government, for the lack of funding, and for the Registrant’s actual or anticipated failure to perform its contractual obligations. If a contract is partially or completely terminated for its convenience, the Government may negotiate a settlement with the Registrant to cover costs already incurred. The Registrant has never had a contract either partially or completely terminated.

Leather and synthetic rubber, currently available from one source, are the principal material components used in the boot manufacturing process. Pursuant to Government contracts for military combat boots, all materials used in manufacturing these boots must be and are produced in the United States and must be certified as conforming to military specifications.

The Registrant has a technical assistance agreement with Ro-Search, Inc., a subsidiary of Wellco, Inc., a competitor to whom the Registrant pays a fee for each pair of Direct Molded Sole boots it produces.

American West designs, manufactures, sells, and distributes western and work boots for men and women who wear boots for work and everyday activities, including casual wear. American West utilizes seasoned and highly respected independent sales representatives to market and sell its boots nationwide to major retail discount stores, regional specialty chain stores, and major western boot distributors. The boots are marketed primarily under the retailer’s private label and under the “American West Trading Company” brand.

On June 29, 2001, American West acquired the Dingo brand name and certain inventory from Lucchese, Inc., a wholly owned subsidiary of Arena Brands, Inc. The Dingo footwear line provides a “lifestyle” product to supplement American West’s western boot products. Also, in early October 2001, American West purchased the Dan Post brand name and certain inventory from Lucchese, Inc. The Dan Post brand is a high quality, traditional western product and is well recognized by both retailers and consumers. This addition to the product mix allows the Registrant to compete in the hand crafted boot market segment.

In addition to the western and work boot product lines, American West began producing two styles of military footwear (military dress oxfords and military safety shoes) in fiscal 1997 and continues to bid on future “welt” construction military solicitations to supplement the western boot product lines. Sales of military footwear (excluding Direct Molded Sole boots) amounted to $520,000, $734,000, and $575,000 in fiscal 2001, 2000, and 1999, respectively.

During fiscal 2000, American West expanded its western boot product line with imported children boots from India and China. In addition, American West imports ladies cement construction western boots from Mexico. Net revenues from these imported products amounted to approximately $632,000 and $107,000 for fiscal 2001 and fiscal 2000, respectively.

American West consolidated its manufacturing operation in fiscal 1997 by combining all manufacturing operations at the Waverly, Tennessee facility. The Dresden, Tennessee location continues to provide storage, warehouse, and shipping functions. The “upper” parts of boots produced at American West are constructed from leather and/or synthetic material and the sole and heels consist of either leather, rubber and/or rubber-plastic blended material. All raw materials necessary for manufacturing the boots are readily available from several suppliers, both domestic and abroad.

The western and work boot markets are highly competitive. The Registrant is not aware of any reliable statistics that would enable it to determine its relevant position within the industry; however, it believes it has established a solid position in the market for all price ranges.

American West coordinates its manufacturing and inventory according to the seasonality of its business, which tends to have higher sales occurring generally in the fall and winter months. American West contributed $9.4 million, $7.9 million, and $6.4 million of net revenues for fiscal 2001, 2000, and 1999, respectively.

The Registrant’s backlog of firm orders for military combat boots at July 28, 2001 and July 29, 2000 totaled approximately $3 million (all of which is expected to be filled during the current fiscal year) and $8.6 million, respectively. The backlog of firm orders for western and work boots at July 28, 2001 and July 29, 2000 totaled approximately $1,358,000 (all of which is expected to be filled during the current year) and $436,000, respectively.

Net revenues derived from the military combat boot segment in fiscal 2001, 2000, and 1999 were 29%, 21%, and 15%, respectively, of the Registrant’s consolidated net revenues.

Net revenues derived from the western and work boot segment in fiscal 2001, 2000, and 1999 were 16%, 14%, and 13%, respectively, of the Registrant’s consolidated net revenues.

Office Products

McRae Office Solutions, Inc. (Office Solutions), formerly McRae Graphics, Inc., a wholly owned subsidiary, is a non-exclusive distributor of Toshiba photocopier and facsimile machines in North Carolina and parts of Virginia and South Carolina. Office Solutions operates seven district sales offices throughout the state of North Carolina. Office Solutions is also the sole distributor in North Carolina of RISO digital duplicators. Machines, components, and certain supplies sold by Office Solutions during fiscal 2001 are generally available only from Toshiba and RISO.

McRae Office Solutions purchased the rights to a software package designed to scan, store, and provide easy retrieval of various document types in fiscal 2000. During fiscal 2001 the software was reformatted to conform with current technology. This product is expected to be part of the product mix in fiscal 2002.

The office products business is generally highly competitive, with price and service being the dominant factors. The Registrant is not aware of any reliable statistics that would indicate its relative position within this industry in the geographical area in which it competes.

Net revenues derived from the office products segment during fiscal 2001, 2000, and 1999 were 33%, 36%, and 41%, respectively, of the Registrant’s consolidated net revenues. There was no significant backlog of firm orders for these segments.

Other Businesses

The Registrant’s Financing and Leasing Division manages the Registrant’s short-term investments and marketable securities. This division is also engaged in equipment leasing and the financing of receivables for other businesses and individuals.

Foreign Sales

It is not practicable for the Registrant to calculate the amounts of revenues derived from domestic and foreign customers. The only business that experiences significant foreign sales is the military boot business. Sales of military boots to foreign countries were $4.6 million (27.4% of total military boot sales), $4.7 million (37.9%) and $76,000 (1.0%) for the past three fiscal years, respectively. Approximately 89% of foreign military boot sales for fiscal 2001 were to Israel.

Other Investment Interests

The Registrant has an investment in the outstanding Common Stock of American Mortgage and Investment Company (AMIC). AMIC is located in Charleston, South Carolina and is engaged in real estate development and sales, primarily lots for single family dwellings, in the coastal region of South Carolina. D. Gary McRae, President of the Registrant, is President of AMIC. The Registrant also owns 100% of the outstanding 20% cumulative convertible preferred stock of AMIC. The investment in this preferred stock was written down to zero by the Registrant during fiscal 1990. Write downs in subsequent periods totaling approximately $273,000 have been made on the Registrant’s books to reduce notes and accounts receivable due from AMIC in order to reflect the Registrant’s equity in AMIC. AMIC has been operating under Chapter X of the United States Bankruptcy Act since 1974.

Environmental Matters

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

Employment

As of July 28, 2001, the Registrant employed approximately 506 persons in all divisions and subsidiaries. None of the Registrant’s employees are represented by collective bargaining or a labor union. The Registrant considers its relationship with its employees to be good.

Financial Information about Operating Segments

Financial information for the past three fiscal years with respect to the Registrant’s operating segments are incorporated herein by reference to Note 17 to the consolidated financial statements included in this Report.

Research and Development

Research and development costs related to future products amounted to $496,000, $538,000, and $524,000 for fiscal 2001, 2000, and 1999, respectively.

ITEM 2. PROPERTIES

The following table describes the location, principal use, and approximate size of the principal facilities of the Registrant and its subsidiaries, all of which are owned by the Registrant and/or its subsidiaries.

Location	Principal Use	Size

400 North Main Street Mt. Gilead, N.C	Corporate headquarters, manufacturing, and sales	71,000 square feet

Highway 109 North Mt. Gilead, N.C	Footwear manufacturing	57,600 square feet

2500 Port Malabar Blvd. Palm Bay, Florida	Compsee bar code sales office	5,250 square feet

Highway 109 North Mt. Gilead, N.C	Footwear warehouse	3,500 square feet

Highway 109 Richmond County, N.C	Footwear storage	11,200 square feet

Highway 24-27 Troy, N.C	Footwear manufacturing and warehousing	35,000 square feet

Highway 109 North Mt. Gilead, N.C	Footwear storage	4,800 square feet

601 E. Railroad Street Waverly, TN	Footwear manufacturing	71,520 square feet

100 Hillcrest Street Dresden, TN	Footwear storage and warehouse	5,000 square feet

In addition to these principal locations, the Registrant and its subsidiaries lease other offices throughout the United States. The Registrant also owned approximately 500 acres of undeveloped land on July 28, 2001 that is being held for investment purposes.

The Waverly, Tennessee and Dresden, Tennessee facilities are encumbered by a deed of trust in favor of The Fidelity Bank to secure a loan in the amount of approximately $5,000,000.

ITEM 3. LEGAL PROCEEDINGS

While the Registrant and its subsidiaries are engaged in litigation from time to time in the ordinary course of business incidental to their respective operations, management does not believe that any such litigation is likely to have a material adverse effect on the Registrant’s consolidated financial position or operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Each of the Registrant’s classes of Common Stock is traded on the American Stock Exchange (ticker symbol MRI-A and MRI-B). As of October 22, 2001, there were approximately 418 record holders of the Registrant’s Class A Common Stock and approximately 388 record holders of the Class B Common Stock. High and low stock prices and dividends declared per share for the last two fiscal years were:

CLASS A COMMON STOCK:

	Fiscal 2001			Fiscal 2000

	Sales Price		Cash	Sales Price		Cash
			Dividends			Dividends
Quarter	High	Low	Declared	High	Low	Declared

First	$5.63	$4.75	$.09	$6.13	$4.94	$.09

Second	5.38	4.88	.09	5.63	4.75	09

Third	5.24	3.95	.05	5.75	4.94	09

Fourth	4.25	3.85	.05	6.38	4.13	09

CLASS B COMMON STOCK:

	Fiscal 2001		Fiscal 2000

	Sales Price		Sales Price

Quarter	High	Low	High	Low

First	$5.75	$5.00	$5.88	$5.38

Second	5.38	5.13	5.38	5.13

Third	5.30	4.10	5.63	5.00

Fourth	4.25	3.90	6.50	4.13

The Registrant has no policy with respect to payment of dividends, but expects to continue paying regular cash dividends on its Class A Common Stock. Dividends paid on Class B Common Stock, if any, must also be paid on Class A Common Stock in an equal amount. No dividends were paid on Class B Common Stock during the prior three fiscal years. There can be no assurance as to future dividends on either class of Common Stock, as the payment of any dividends is dependent on future actions of the Board of Directors, earnings, capital requirements, and financial condition of the Registrant.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following Selected Consolidated Financial Data of the Registrant presented below for each of the five years in the period indicated has been derived from the Registrant’s audited and consolidated financial statements. The Selected Consolidated Financial Data should be read in conjunction with the Consolidated Financial Statements and Notes thereto, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations”, and the other financial data included elsewhere herein.

Fiscal Years Ended	7-28-01	7-29-00	7-31-99	8-1-98	8-2-97

Income Statement Data:

Net revenues	$57,145,000	$57,141,000	$48,289,000	$57,151,000	$56,397,000

Net (loss) earnings from continuing operations	(571,000)	1,502,000	815,000	2,192,000	2,312,000

Net (loss) earnings from discontinued operations	(126,000)	(145,000)	(33,000)	73,000	27,000

Net (loss) earnings	(697,000)	1,357,000	782,000	2,265,000	2,339,000

Net (loss) earnings, from continuing operations per common share:	(0.21)	0.54	0.29	0.79	0.84

Balance Sheet Data:

Total assets	$38,977,000	$42,697,000	$39,951,000	$40,457,000	$39,725,000

Long-term liabilities	4,598,000	5,057,000	5,280,000	5,594,000	5,854,000

Working capital	21,202,000	22,520,000	20,962,000	21,408,000	18,412,000

Shareholders’ equity	27,371,000	28,589,000	27,901,000	27,784,000	26,174,000

Weighted average number of common shares outstanding(a)	2,768,499	2,768,499	2,768,499	2,768,499	2,761,825

Cash dividends declared per common share(b)	$0.28	$0.36	$0.36	$0.36	$0.36

(a)	Includes both Class A and Class B Common Stock

(b)	Dividends were paid only on Class A Common Stock

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DESCRIPTION OF BUSINESS SEGMENTS

The Registrant has four primary business units: the bar code unit operates under the name Compsee, Inc. (Compsee); the office products unit operates under the name McRae Office Solutions, Inc. (Office Solutions); the military boot unit operates under the name McRae Footwear and the western and work boot unit operates under the name American West Trading Company (American West). The commercial printing unit, which was discontinued in fiscal 2001, operated under the name Rae-Print, Inc. (Rae-Print). The Company also operates other smaller businesses.

A summary of the net revenues; gross profits; selling, general and administrative expenses; and operating profits of the major business units for fiscal years 1999 through 2001 is presented in the following chart. Certain reclassifications have been made to the prior year amounts to conform with the current year presentation. In particular, the prior year amounts have been adjusted to reflect the discontinuance of the commercial printing unit in fiscal 2001.

	Fiscal Year			Percent change		Fiscal Year
	2001	2000	1999	over prior period		2001	2000	1999
	Dollars (In thousands)			2001	2000	Percent of Net Revenues

Net Revenues

Bar Code	$12,454	$16,422	$14,695	(24.2)	11.8	22	29	31

Office Products	18,640	20,678	19,846	(9.9)	4.2	33	36	41

Military Boots	16,792	12,395	7,365	35.5	68.3	29	21	15

Western/Work Boots	9,371	7,866	6,402	19.1	22.9	16	14	13

Eliminations/other	(112)	(220)	(19)	NM	NM	0	0	0

Consolidated	$57,145	$57,141	$48,289	0.0	18.3	100	100	100

						Gross Profit Percentage

Gross Profit
Bar Code	$3,668	$5,319	$5,233	(31.0)	1.6	29	32	36

Office Products	3,492	5,726	6,129	(39.0)	(6.6)	19	28	31

Military Boots	4,034	2,786	1,663	44.8	67.5	24	22	23

Western/Work Boots	1,715	1,106	703	55.1	57.3	18	14	11

Eliminations/other	(27)	(74)	(80)	NM	NM	0	0	0

Consolidated	$12,882	$14,863	$13,648	(13.3)	8.9	23	26	28

						Percentage of Net Revenues

Selling, General and Administrative Expenses
Bar Code	$5,601	$5,525	$5,087	1.4	8.6	45	34	35

Office Products	5,520	4,688	5,408	17.7	(13.3)	30	23	27

Military Boots	628	457	347	37.4	31.7	4	4	5

Western/Work Boots	2,265	1,648	1,407	37.4	17.1	24	21	22

Eliminations/other	(84)	(22)	(8)	NM	NM	0	0	0

Consolidated	$13,930	$12,296	$12,241	13.3	.4	25	22	25

						Percentage of Net Revenues

Operating Profit (Loss)
Bar Code	$(1,933)	$(206)	$146	(838.3)	(241.1)	(16)	(2)	1

Office Products	(2,028)	1,038	721	(295.4)	44.0	(11)	5	4

Military Boots	3,406	2,329	1,316	46.2	77.0	20	18	18

Western/Work Boots	(550)	(542)	(704)	(1.5)	23.0	(6)	(7)	(11)

Eliminations/other	57	(52)	(72)	NM	NM	0	0	0

Consolidated	$(1,048)	$2,567	$1,407	(140.8)	82.4	(2)	4	3

CONSOLIDATED RESULTS OF OPERATIONS, FISCAL 2001 COMPARED TO FISCAL 2000

Consolidated net revenues for fiscal 2001 amounted to $57.1 million and were flat as compared to the consolidated net revenues for fiscal 2000. The military combat boot business and the western and work boot business posted increased net revenues of 35.5% and 19.1%, respectively, over the net revenues reported for fiscal 2000. Net revenues for the bar code business and office products business declined 24.2% and 9.9%, respectively, as compared to the net revenues reported for fiscal 2000.

Consolidated gross profit fell from $14.9 million reported for fiscal 2000 to $12.9 million for fiscal 2001 and as a percentage of consolidated net revenues from 26% to 23% for the same comparative fiscal periods. These declines were primarily attributable to decreased product sales and competitive price pressures in the higher margined bar code and office products businesses and were partially offset by increased demand for footwear products.

Consolidated selling, general and administrative (SG&A) expenses increased by approximately $1.6 million, or 13.3%, from the $12.3 million reported for fiscal 2000 to $13.9 million for fiscal 2001. The increase in SG&A expenditures was primarily the result of higher personnel related costs; advertising and promotional expenses; bad debt charges; and impaired goodwill write-offs which were partially offset by lower professional fees, business insurance costs, and general maintenance expenditures.

A consolidated operating loss of $1.0 million was reported for fiscal 2001 as compared to an operating profit of $2.6 million for fiscal 2000. The decrease in operating profit resulted from lower gross margins and increased SG&A costs.

The Registrant’s results of operations for fiscal 2001 and fiscal 2000 have been adjusted to reflect the discontinuance of the commercial printing unit during fiscal 2001.

BAR CODE UNIT RESULTS OF OPERATIONS, FISCAL 2001 COMPARED TO FISCAL 2000

Compsee is a manufacturer and distributor of “hi-tech” bar code reading and printing devices, other peripheral equipment, and supplies related to optical data collection. Compsee is a global company and continues to explore new markets throughout the United States and other parts of the world.

Net revenues for fiscal 2001 amounted to $12.5 million, down 24.2% from the $16.4 million reported for fiscal 2000. This decrease in net revenues was primarily attributable to lower product demand resulting from a soft economic climate, increased competition, and the delay in bringing the new APEX III product to market. Gross profit declined from $5.3 million for fiscal 2000 to $3.7 million for fiscal 2001 and as a percentage of net revenues from 32% to 29%, respectively, for the same reporting periods. The lower gross profit was the result of decreased sales, competitive price pressure in the market, depressed software support business, and write-offs for obsolete inventory. SG&A expenses were up slightly, from $5.5 million for fiscal 2000 to $5.6 million for fiscal 2001. This increase in SG&A costs was primarily attributable to bad debt write-offs, impaired goodwill write-offs, and new product development charges. Goodwill was considered impaired based on the carrying value of the goodwill exceeding the undiscounted cash flows of products incorporating the purchased technology. These increased SG&A costs were partially offset by cost containment programs that decreased sales personnel related expenses, advertising and promotional costs, and professional fees. Lower sales and depressed margins coupled with increased SG&A expenses produced a $1.9 million operating loss for fiscal 2001 as compared to an approximate $206,000 loss for fiscal 2000.

OFFICE PRODUCTS UNIT RESULTS OF OPERATIONS, FISCAL 2001 COMPARED TO FISCAL 2000

McRae Office Solutions distributes Toshiba photocopiers, Toshiba facsimile machines, RISO digital printing equipment and provides related service and supplies for these products throughout the state of North Carolina and parts of Virginia and South Carolina.

Net revenues decreased 9.9%, down from the $20.7 million reported for fiscal 2000 to $18.6 million reported for fiscal 2001. This decline in net revenues was primarily attributable to lower commercial account sales that resulted from a smaller, less experienced sales force; a procurement freeze placed on North Carolina state contract purchases; and competitive pressure in the county-wide educational system program. Gross profit amounted to $3.5 million for fiscal 2001, down 39.0% from the $5.7 million reported for fiscal 2000. As a percentage of net revenues, gross profit fell from 28% to 19% for fiscal 2000 and 2001, respectively. The decline in gross profit resulted from lower sales volume; a higher percentage of lower margined county-wide educational system sales in the overall sales mix; inventory write-offs; and increased loss contingencies related to future costs associated with the county-wide educational system programs. SG&A expenses increased by approximately $832,000 or 17.7% from fiscal 2000 to fiscal 2001 and was primarily attributable to sales and administrative personnel costs; office and equipment rental expenditures; advertising and promotional costs; and bad debt write-offs. Lower professional fees provided a partial offset to the higher SG&A costs. The decrease in net revenues, decline in gross profit, and higher SG&A costs resulted in an operating loss of approximately $2.0 million for fiscal 2001 as compared to a $1.0 million operating profit for fiscal 2000.

FOOTWEAR UNIT RESULTS OF OPERATIONS, FISCAL 2001 COMPARED TO FISCAL 2000

The footwear business unit manufactures and distributes military combat boots, military dress shoes, military safety boots, western boots, and work boots. The military footwear is primarily for the U. S. Government and foreign governments while the western and work boot products are for dress and casual wear for men and women. In addition, this business unit imports western boots from several countries around the world primarily for women and children.

Net revenues for the military combat boot business for fiscal 2001 amounted to approximately $16.8 million, an increase of 35.5% over the $12.4 million reported for fiscal 2000. This increase in net revenues was primarily attributable to higher boot requirements by the U. S. Government. Demand for military boots by foreign governments remained strong in fiscal 2001 as revenues remained consistent with fiscal 2000. Gross profit increased 44.8%, up from the $2.8 million reported for fiscal 2000 to $4.0 million for fiscal 2001 and resulted primarily from the increase in net revenues. As a percentage of net revenues, gross profit increased from 22% for fiscal 2000 to 24% for fiscal 2001. This improvement in gross profit percentage was attributable to lower per unit costs associated with higher production levels. SG&A expenses grew from $457,000 in fiscal 2000 to $628,000 for fiscal 2001 and resulted from increased professional fees, employee benefit costs and higher corporate allocations. The operating profit for fiscal 2001 amounted to $3.4 million, an increase of 46.2 % over the $2.3 million reported for fiscal 2000.

The Registrant’s military footwear business is currently operating in the final year of the most recent contract (the Contract) awarded by the United States Government (the Government) in April 1997. The Contract provides for a base year and four one-year extensions that may be exercised by the Government at its sole discretion for the purchase of additional option quantities of military combat boots. While the Government exercised the final year’s option, there was no indication of a specified quantity of military combat boots to be purchased under this option. In addition, the Government has indicated that it will switch to a new type of military combat boot and has issued a solicitation for bids to which the Registrant has responded. While the Registrant has positioned itself to manufacture the new type of military combat boots and continues to manufacture boots for the Contract option, there are no assurances that the Government will continue to order any boots under the Contract option or that the Registrant will be successful in the solicitation of the right to manufacture the new type of military boot.

In September 2001, the Government notified the Registrant to increase its production levels of military combat boots as a result of the deployment of U. S. troops on the war against terrorism. The increased production levels represent an approximate 60% increase over the quantities normally purchased by the Government under the Contract. This increase is expected to have a favorable impact on the Registrant’s net revenues of an additional $2 million to $4 million for fiscal 2002, or more if the increased production levels are sustained throughout the remainder of fiscal 2002.

Net revenues for the western and work boot business for fiscal 2001 amounted to approximately $9.4 million, an increase of $1.5 million or 19.1% over the amount reported for fiscal 2000. This growth in net revenues is primarily attributable to increased market penetration by the sales force and higher demand for imported western boots for women and children. Gross profit climbed to $1.8 million for fiscal 2001, up 55.1% from the $1.1 million for fiscal 2000 and as percentage of net revenues was 18% for fiscal 2001 as compared to 14% for fiscal 2000. These increases were primarily the result of higher net revenues, lower per unit costs associated with higher production levels, and higher margins on sales of imported products. SG&A expenses for fiscal 2001 amounted to $2.3 million, approximately $600,000 greater than the amount reported for fiscal 2000. This increase in SG&A expenditures was primarily attributable to additional personnel and related costs; higher advertising and promotional outlays, bad debt write-offs, and larger professional fee charges. The operating loss of $550,000 for fiscal 2001 was slightly higher than the $542,000 operating loss for fiscal 2000 as SG&A expenses outpaced the growth in net revenues and gross profit.

OTHER BUSINESS UNIT RESULTS OF OPERATIONS, FISCAL 2001 COMPARED TO FISCAL 2000

In August 2000, the Registrant’s management decided to phase out and discontinue the operations of the printing and packaging business. Normal operations of this unit ceased on April 28, 2001. Net revenues amounted to approximately $2.0 million and the loss from operations amounted to $41,000, net of income tax benefit. The loss on disposal amounted to $85,000, net of income tax benefit. The remaining assets have an estimated fair value of $200,000.

CONSOLIDATED RESULTS OF OPERATIONS, FISCAL 2000 COMPARED TO FISCAL 1999

Consolidated net revenues for fiscal 2000 amounted to $57.1 million, an increase of 18.3% over the $48.3 million reported for fiscal 1999, primarily attributable to the military combat boot business, the western and work boot business, and the bar code business. These business units posted net revenue increases of 68.3%, 22.9%, and 11.8%, respectively, over the net revenues reported for fiscal 1999.

Consolidated gross profit as a percentage of net revenues declined from the 28% reported for fiscal 1999 to 26% for fiscal 2000 and was primarily the result of changes in consolidated and business unit product mix, competitive price pressures in the market, and additional operating costs associated with new bar code software products and services. The decrease in gross profit percentage was partially offset by lower western boot unit costs generated by larger production levels.

Selling, general and administrative (SG&A) expenses decreased as a percentage of net revenues from 25% for fiscal 1999 to 22% for fiscal 2000. Lower sales salaries, sales commissions, and advertising and promotional costs were partially offset by increases in sales travel expenses, group health insurance costs, professional fees, and bad debt expense.

Consolidated operating profit increased 82.4% from the $1.4 million reported for fiscal 1999 to the $2.6 million reported for fiscal 2000. The increase in consolidated operating profit resulted from increased revenues and lower SG&A expenditures. As a percentage of net revenues, consolidated operating profit was 4%, as compared to 3% reported for fiscal 1999.

The Registrant’s results of operations for fiscal 2000 and fiscal 1999 have been adjusted to reflect the discontinuance of the commercial printing unit during 2001.

Bar Code Unit Results of Operations, Fiscal 2000 Compared to Fiscal 1999

Net revenues amounted to $16.4 million for fiscal 2000. This 11.8% increase over the $14.7 million reported for fiscal 1999 was primarily the result of higher demand for “wireless” system sales and Compsee manufactured products. Gross profit as a percentage of net revenue decreased from 36% for fiscal 1999 to 32% for fiscal 2000. This decline in gross profit was primarily the result of continued price pressures in the market and to additional costs associated with the acquisition and development of software used primarily in “wireless” applications. SG&A expenses increased by approximately $438,000, or 8.6%, over fiscal 1999 as sales salaries and commissions, travel expenditures, group health insurance costs, professional fees, and “one-time” costs associated with the purchased software outpaced lower expenditures for advertising and promotional materials. The lower gross profit margins coupled with the increase in SG&A expenditures resulted in an operating loss of approximately $206,000 as compared to an operating profit of approximately $146,000 in fiscal 1999.

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

Footwear Unit Results of Operations, Fiscal 2000 Compared to Fiscal 1999

Military combat boot net revenues for fiscal 2000 amounted to approximately $12.4 million, an increase of 68.3% from the $7.4 million reported for fiscal 1999. This increase in net revenues resulted primarily from higher demand for military boots by foreign governments. Net revenues associated with military combat boot sales to the Government increased by approximately 12.6% from the level reported for fiscal 1999 as a result of higher boot requirements by the Government. Gross profit as a percentage of net revenues decreased by 1% from fiscal 1999 to fiscal 2000 and was primarily attributable to higher manufacturing labor costs. SG&A expense as a percentage of net revenues for fiscal 2000 was 4%, down 1% from fiscal 1999. Increased employee benefit costs were responsible for the increase in SG&A expenditures from $347,000 for fiscal 1999 to $457,000 for fiscal 2000.

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

Other Business Unit Results of Operations, Fiscal 2000 Compared to Fiscal 1999

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

During the first quarter of fiscal 2001, the Registrant’s management decided to phase out and discontinue the operations of this business during fiscal year 2001.

FINANCIAL CONDITION

The Registrant’s financial condition at July 28, 2001 continued to be strong as cash and cash equivalents amounted to approximately $7.3 million. Working capital amounted to $21.2 million with a current ratio of 4.1 to 1.

Operating activities generated approximately $2.8 million of cash. Earnings from operations, adjusted for depreciation and amortization, provided approximately $852,000 of positive cash flow. The decrease in trade accounts receivable contributed approximately $1.4 million of cash as the timing of collection of open accounts for the bar code and military business outpaced sales and the funding of large county-wide educational system sales before year-end. The western boot business partially offset the trade accounts receivable reduction by approximately $400,000 as collection on higher fourth quarter sales were made after year-end. Inventory reductions accounted for approximately $2.5 million of cash and were primarily attributable to heavy fourth quarter sales to county-wide educational systems and the asset disposal related to the printing and packaging business. The decrease in inventory was partially offset by an inventory buildup in the western boot business as a result of increased demand for western boot products and the purchase of inventory related to the Dingo brand. Net investment in capitalized leases provided approximately $603,000 of cash as a result of using third party financing to fund a larger percentage of the office products business sales. The decrease in accounts payable used approximately $1.1 million of cash primarily attributable to the elimination of VEST quantity deficiencies under the Contract with the Government. Contract contingency reserves increased by $224,000 to cover future service and supply costs associated with the county-wide education system cost per copy program. Income tax liabilities decreased by approximately $1.4 million as result of the current year’s operating loss and the payment of the final installment of fiscal 2000 tax liability and first quarter estimated tax amounts.

Investing activities used approximately $1.9 million of cash. Capital expenditures amounted to approximately $1.3 million primarily for rental equipment for the county-wide education cost per copy program, various manufacturing equipment, computer equipment, and office machines. Other asset purchases used $333,000 of cash and related primarily to the purchase of the Dingo brand name. The purchase of 5% of the bar code business (Compsee) common stock from the minority shareholder used approximately $605,000 of cash.

Quarterly dividend payments and principal payments on long-term debt used approximately $521,000 and $298,000 of cash, respectively.

The Registrant’s primary sources of liquidity at July 28, 2001 consisted of cash, cash equivalents, and short-term investments totaling approximately $7.3 million, and $2.75 million of availability at year-end in two lines of credit. It is management’s opinion that the cash on hand, cash generated from operations, and the current credit facilities will be sufficient to meet the Registrant’s capital requirements for fiscal 2002, including the purchase the Dan Post brand name and certain inventory amounting to approximately $2.6 million.

INFLATION

The Registrant does not believe inflation has had a material impact on sales or operating results for the periods covered in this discussion.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, was issued and established the accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 became effective for the Registrant for the fiscal year beginning July 30, 2000, as amended by SFAS No. 137 and SFAS No. 138. Currently, the Registrant is not involved in any derivative or hedging activities.

In June 2001, SFAS No. 141, “Business Combinations” was issued and established the accounting and reporting for business combinations. SFAS No. 141 is effective for the Registrant for periods after June 30, 2001. The Registrant is in compliance with this reporting requirement.

In June 2001, SFAS No. 142, “Goodwill and Other Intangible Assets” was issued and established the accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 is effective for the Registrant for periods beginning after December 15, 2001. The Registrant is evaluating the effects of this pronouncement on recorded goodwill and trade names.

In 1999, SAB 101 “Revenue Recognition in Financial Statements” was released by the SEC to provide additional guidance in interpreting revenue recognition under generally accepted accounting principals. SAB 101 was effective for the Registrant no later than the fourth quarter of fiscal year 2001. This SAB had no effect on the Registrant’s revenue recognition procedures.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report includes certain forward-looking statements as such term is defined in Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements involve certain risks and uncertainties, including but not limited to acquisitions, additional financing requirements, development of new products and services, the effect of competitive products and pricing, risks unique to selling goods to the Government (including the impact of the war on terrorism and termination of the Contract), and the effect of general economic conditions, that could cause actual results to differ materially from those in such forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Registrant is exposed to the impact of interest rate changes due to its aggregate $2.75 million lines of credit and a term loan through its wholly owned subsidiary, American West Trading Company. As of July 28, 2001, there was no outstanding indebtedness under the lines of credit and $4.8 million was outstanding on the term loan. The Registrant does not buy or sell derivative financial instruments for trading purposes. Borrowings under the Registrant’s credit facilities described above bear interest at rates based upon the “Prime Rate” or the “Prime Rate” less a margin of one-half percent offered by the applicable lender. The Registrant has not entered into any swap agreements or engaged in any other hedging activities with respect to this variable rate indebtedness. A 10% increase in the interest rates under the Registrant’s credit facilities would increase annual interest expense by approximately $35,000 (assuming the Registrant’s aggregate borrowings under the credit facilities averaged $4.7 million during a fiscal year).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents are filed as part of this report:

		Page

1.	Independent Auditor’s Report	19

2.	McRae Industries, Inc. and Subsidiaries Consolidated Financial Statements:

	Consolidated Balance Sheets as of July 28, 2001 and July 29, 2000.	20-21

	Consolidated Statements of Operations for the Years Ended July 28, 2001, July 29, 2000, and July 31, 1999.	22

	Consolidated Statements of Shareholders’ Equity for the Years Ended July 28, 2001, July 29, 2000, and July 31, 1999.	23

	Consolidated Statements of Cash Flows for the Years Ended July 28, 2001, July 29, 2000, and July 31, 1999.	24

	Notes to Consolidated Financial Statements	25-37

3.	Financial Statement Schedule:

	Schedule II	38

Schedules other than those listed above have been omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

Gleiberman Spears Shepherd & Menaker, P. A.

Independent Auditors’ Report

To the Board of Directors
and Shareholders of
McRae Industries, Inc.
Mount Gilead, North Carolina

We have audited the accompanying consolidated balance sheets of McRae Industries, Inc. and subsidiaries as of July 28, 2001, and July 29, 2000, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended July 28, 2001, and the financial statement schedule listed under Item 8. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of McRae Industries, Inc. and subsidiaries as of July 28, 2001, and July 29, 2000, and the results of their operations and their cash flows for each of the three years in the period ended July 28, 2001, in conformity with United States generally accepted accounting principles. Further, in our opinion, the financial statement schedule referred to above presents fairly, in all material respects, the information stated therein, when considered in relation to the financial statements taken as a whole.

/s/ Gleiberman Spears Shepherd & Menaker, P.A.

October 16, 2001

Bank of America Plaza, Suite 2500
Charlotte, North Carolina 28280
Telephone 704-377-0220 Telefax 704-377-7612
Certified Public Accountants

CONSOLIDATED BALANCE SHEETS
McRae Industries, Inc. and Subsidiaries

	July 28,	July 29,
	2001	2000

ASSETS

Current assets:

Cash and cash equivalents	$7,341,000	$7,219,000

Marketable securities (Note 2)	5,000	61,000

Accounts receivable, less allowances for doubtful accounts of $273,000 and $328,000, respectively (Note 6)	5,048,000	6,430,000

Notes receivable, current portion

Employees	311,000	50,000

Other	83,000	114,000

Inventories (Notes 3 and 6)	13,806,000	16,294,000

Net investment in capitalized leases, current portion (Note 4)	567,000	595,000

Income tax receivable (Note 8)	881,000	—

Prepaid expenses and other current assets	60,000	82,000

Total current assets	28,102,000	30,845,000

Property and equipment, net (Notes 5 and 6)	5,204,000	5,601,000

Other assets:

Notes and accounts receivable, related entities (Notes 11 and 12)	527,000	652,000

Net investment in capitalized leases, net of current portion (Note 4)	960,000	1,533,000

Notes receivable, net of current portion

Employees	4,000	33,000

Other	199,000	273,000

Real estate held for investment	652,000	645,000

Goodwill	392,000	510,000

Cash surrender value life insurance (Note 13)	2,041,000	1,830,000

Other	896,000	775,000

Total other assets	5,671,000	6,251,000

Total assets	$38,977,000	$42,697,000

See notes to consolidated financial statements

CONSOLIDATED BALANCE SHEETS
McRae Industries, Inc. and Subsidiaries

	July 28,	July 29,
	2001	2000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Current portion of notes payable, banks (Note 6)	$407,000	247,000

Accounts payable	3,545,000	4,676,000

Accrued employee benefits (Note 7)	239,000	276,000

Deferred revenues	983,000	1,039,000

Accrued payroll and payroll taxes	578,000	613,000

Income taxes (Note 8)	—	478,000

Contract contingencies	650,000	426,000

Other	498,000	570,000

Total current liabilities	6,900,000	8,325,000

Notes payable, banks, net of current portion (Note 6)	4,598,000	5,057,000

Minority interest (Note 9)	108,000	726,000

Commitments and contingencies (Note 9)

Shareholders’ equity: (Note 10)

Common stock:

Class A, $1 par value; authorized 5,000,000 shares; issued and outstanding, 1,861,817 and 1,859,692 shares, respectively	1,862,000	1,860,000

Class B, $1 par value; authorized 2,500,000 shares; issued and outstanding, 906,682 and 908,807 shares, respectively	907,000	909,000

Additional paid-in capital	791,000	791,000

Retained earnings	23,811,000	25,029,000

Total shareholders’ equity	27,371,000	28,589,000

Total liabilities and shareholders’ equity	$38,977,000	$42,697,000

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS
McRae Industries, Inc. and Subsidiaries

For the Years Ended	July 28,	July 29,	July 31,
	2001	2000	1999

Net revenues	$57,145,000	$57,141,000	$48,289,000

Cost of revenues	44,263,000	42,278,000	34,641,000

Gross profit	12,882,000	14,863,000	13,648,000

Selling, general and administrative expenses	13,930,000	12,296,000	12,241,000

Operating profit (loss) from continuing operations	(1,048,000)	2,567,000	1,407,000

Other income, net	502,000	312,000	322,000

Interest expense (Note 6)	(413,000)	(391,000)	(420,000)

Earnings (loss) from continuing operations before income taxes and minority interest	(959,000)	2,488,000	1,309,000

Provision (benefit) for income taxes (Note 8)	(375,000)	979,000	470,000

Minority interest (Note 9)	13,000	(7,000)	(24,000)

Net earnings (loss) from continuing operations	(571,000)	1,502,000	815,000

Discontinued operations: (Note 15) Loss from discontinued operations, net of income tax benefits of $(19,000) for 2001, $(93,000) for 2000, and $(18,000) for 1999	(41,000)	(145,000)	(33,000)

Loss on disposal of business segment net of income tax benefit of $39,000 for fiscal 2001	(85,000)	—	—

Net earnings (loss)	$(697,000)	$1,357,000	$782,000

Earnings (loss) per common share:

Earnings (loss) from continuing operations	$(.21)	$.54	$.29

Loss from discontinued operations	(0.4)	(.05)	(.01)

Net earnings (loss)	$(0.25)	$0.49	$0.28

Weighted average number of common shares outstanding	2,768,499	2,768,499	2,768,499

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
McRae Industries, Inc. and Subsidiaries

	Common Stock, $1 par value
	Class A		Class B		Additional	Retained
	Shares	Amount	Shares	Amount	Paid-in Capital	Earnings

Balance, August 1, 1998	1,819,728	$1,820,000	948,771	$949,000	$791,000	$24,224,000

Conversion of Class B to

Class A stock	38,046	38,000	(38,046)	(38,000)

Cash dividend ($.36 per Class A common stock)						(665,000)

Net earnings						782,000

Balance, July 31, 1999	1,857,774	1,858,000	910,725	911,000	791,000	24,341,000

Conversion of Class B to Class A stock	1,918	2,000	(1,918)	(2,000)

Cash dividend ($.36 per Class A common stock)						(669,000)

Net earnings						1,357,000

Balance, July 29, 2000	1,859,692	1,860,000	908,807	909,000	791,000	25,029,000

Conversion of Class B to Class A stock	2,125	2,000	(2,125)	(2,000)

Cash dividend ($.28 per Class A common stock)						(521,000)

Net loss						(697,000)

Balance, July 28, 2001	1,861,817	$1,862,000	906,682	$907,000	$791,000	$23,811,000

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
McRae Industries, Inc. and Subsidiaries

For the Years Ended	July 28,	July 29,	July 31,
	2001	2000	1999

Cash Flows from Operating Activities:

Net earnings (loss)	$(697,000)	$1,357,000	$782,000

Adjustments to reconcile net earnings to net cash provided by operating activities:

Depreciation and amortization	1,549,000	1,525,000	1,566,000

Equity in net (income) loss of investee	(83,000)	40,000	29,000

Minority shareholder’s interest in earnings (loss) of subsidiary	(13,000)	7,000	24,000

Loss (Gain) on sale of assets	39,000	59,000	(7,000)

Contract contingencies	224,000	426,000

Changes in operating assets and liabilities:

Accounts receivable	1,382,000	1,136,000	1,542,000

Inventories	2,487,000	(2,833,000)	(1,993,000)

Net investment in capitalized leases	603,000	948,000	(351,000)

Prepaid expenses and other current assets	22,000	130,000	30,000

Accounts payable	(1,131,000)	2,087,000	565,000

Accrued employee benefits	(37,000)	26,000	(300,000)

Deferred revenues	(56,000)	(299,000)	(198,000)

Accrued payroll and payroll taxes	(36,000)	(23,000)	75,000

Income taxes	(1,359,000)	367,000	(710,000)

Other	(72,000)	(258,000)	210,000

Net cash provided by operating activities	2,822,000	4,695,000	1,264,000

Cash Flows from Investing Activities:

Proceeds from sale of property	214,000	632,000	226,000

Proceeds from sale of short term investments	55,000	2,000

Purchase of land	(16,000)	(151,000)

Purchase of other assets	(333,000)	(963,000)	(322,000)

Purchase of minority interest	(605,000)

Capital expenditures	(1,277,000)	(1,367,000)	(1,795,000)

Advances to related parties	(206,000)	(108,000)	(66,000)

Collections from related parties	414,000	357,000	61,000

Advances on notes receivable	(300,000)		(5,000)

Collections on notes receivable	173,000	361,000	531,000

Net cash (used in) provided by investing activities	(1,881,000)	(1,237,000)	(1,370,000)

Cash Flows from Financing Activities:

Principal repayments of long-term debt	(298,000)	(271,000)	(290,000)

Dividends paid	(521,000)	(669,000)	(665,000)

Net cash (used in) financing activities	(819,000)	(940,000)	(955,000)

Net Increase (Decrease) in Cash and Cash Equivalents	122,000	2,518,000	(1,061,000)

Cash and Cash Equivalents at Beginning of Year	7,219,000	4,701,000	5,762,000

Cash and Cash Equivalents at End of Year	$7,341,000	$7,219,000	$4,701,000

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
McRae Industries, Inc. and Subsidiaries

For the Years Ended July 28, 2001, July 29, 2000, and July 31, 1999

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. Minority interest represents the minority shareholder’s proportionate share of the equity of a majority-owned subsidiary. The investment in an investee is accounted for on the equity method. Significant inter-company transactions and balances have been eliminated in consolidation.

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

Marketable Securities

Investments in marketable equity and debt securities have been classified as available for sale and as a result are stated at fair value based on quoted market prices. Unrealized holding gains and losses, if applicable, are included as a separate component of shareholders’ equity until realized.

Inventories

Inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method for military boots and photocopier inventories and using the first-in, first-out (FIFO) method for all other inventories.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are provided on the straight-line method for financial reporting purposes and by accelerated methods for income tax purposes.

Revenue Recognition

Service maintenance agreements are sold for certain products. Revenues related to these agreements are deferred and recognized over the term of the related agreements.

The Company sells equipment under sales-type equipment leasing and third party leasing companies. Sales of the equipment under cost per copy lease agreements are recognized when third party or sales-type lease agreements are signed and the equipment is installed. Revenue from copy usage in excess of the lease minimum is recognized when billed quarterly or monthly based on the actual usage. Maintenance and supply expenses related to these cost per copy lease agreements are recognized as incurred. Provision for losses are recognized when determined.

Orders under the current U.S. Government military combat boot contract awarded in April 1997 were modified in May 2001 to require the Company to implement a “bill and hold” program for remaining military boot shipments. Revenue on these orders is recognized when the boots are inspected by the U. S. Government and accepted into the Company’s warehouse.

All other sales of the Company are recognized as revenues when title passes to the buyer.

Goodwill

Goodwill represents the excess of the purchase prices over the fair value of the net assets acquired in business combinations in prior years and is being amortized by the straight-line method over periods ranging up to 20 years. On a periodic basis, the Company estimates the future undiscounted cash flow of the businesses to which goodwill relates to assess that the carrying value of such goodwill has not been impaired. During fiscal 2001, the Company wrote-off approximately $78,000 of impaired goodwill related to the bar code business. This goodwill was considered impaired based on the undiscounted cash flow of the products incorporating the purchased technology.

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

Recently Issued Accounting Standards

In June 1998, SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, was issued and established the accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 became effective for the Company for the fiscal year beginning August 1, 2000, as amended by SFAS No. 137 and SFAS No. 138. Currently, the Company is not involved in any derivative or hedging activities.

In June 2001, SFAS No. 141, “Business Combinations” was issued and established the accounting and reporting standards for business combinations. SFAS No. 141 is effective for the Company for periods after June 30, 2001. The Company is in compliance with this reporting requirement.

In June 2001, SFAS No. 142, “Goodwill and Other Intangible Assets” was issued and established the accounting and reporting standards for acquired goodwill and other intangible assets. SFAS No. 142 is effective for the Company for periods beginning after December 15, 2001. The Company is evaluating the effects of this pronouncement on recorded goodwill and trade names.

In 1999, SAB 101, “Revenue Recognition in Financial Statements”, was released by the SEC to provide additional guidance in interpreting revenue recognition under generally accepted accounting principals. SAB 101 was effective for the Company no later than the fourth quarter of fiscal year 2001. This SAB had no effect on the Company’s revenue recognition procedures.

Research and Development

Research and development costs related to future products are expensed in the year incurred. Research and development expense for fiscal 2001, 2000, and 1999 were $496,000, $538,000, and $524,000, respectively.

Advertising

The Company expenses advertising costs when incurred. Advertising expense amounted to $406,000, $157,000, and $210,000 for fiscal 2001, 2000, and 1999, respectively.

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements and notes thereto to conform with the current year presentation. In particular, the prior year’s financial statements and notes have been adjusted to reflect the discontinuance of the commercial printing business in fiscal 2001.

2.     MARKETABLE SECURITIES

The following is a summary of the estimated fair market value of available for sale securities:

	2001	2000

Municipal Bonds	$-0-	$55,000

Common Stocks	5,000	6,000

	$5,000	$61,000

Expected maturities may differ from contractual maturities of the municipal bonds because the issuers of the securities may have the right to prepay obligations without prepayment penalties. There were no significant unrealized gains and losses at July 28, 2001 or July 29, 2000.

3.     INVENTORIES

Current costs exceed the LIFO value of inventories by approximately $837,000 and $715,000 at July 28, 2001 and July 29, 2000, respectively. Year-end inventories valued under the LIFO method were $5,483,000 and $8,788,000 at July 28, 2001, and July 29, 2000, respectively. An increase in fiscal 2001 LIFO reserves was due to changes in FIFO pricing which resulted in decreased net earnings of $74,000. The decrease in fiscal 2000 LIFO reserves was due to both changes in FIFO pricing and reduction in fiscal 1999 inventory quantities, which resulted in, increased net earnings of $18,000. The components of inventory at each year-end are as follows:

	2001	2000

Raw materials	$2,843,000	$3,033,000

Work-in-process	746,000	979,000

Finished goods	10,217,000	12,282,000

	$13,806,000	$16,294,000

4.     LEASES

The Company leases photocopier products under sales-type leases. The Company’s net investment in these leases is as follows:

	2001	2000

Minimum lease payments receivable	$1,663,000	$2,415,000

Estimated unguaranteed residual values	116,000	135,000

Unearned income	(172,000)	(309,000)

Allowance for doubtful accounts	(80,000)	(113,000)

Net investment	1,527,000	2,128,000
Less: Current portion	567,000	595,000

	$960,000	$1,533,000

The scheduled maturities for the above minimum lease payments receivable at July 28, 2001 is as follows:

Fiscal Years Ending
2002	$752,000

2003	551,000

2004	252,000

2005	91,000

2006 and thereafter	17,000

Total minimum lease payments receivable	$1,663,000

5.     PROPERTY AND EQUIPMENT

	2001	2000

Land and improvements	$762,000	$732,000

Buildings	4,279,000	4,268,000

Machinery and equipment	7,980,000	8,086,000

Furniture and fixtures	2,364,000	2,684,000

	15,385,000	15,770,000

Less: Accumulated depreciation	10,181,000	10,169,000

	$5,204,000	$5,601,000

Depreciation expense for fiscal 2001, 2000, and 1999 was $1,431,000, $1,484,000, and $1,526,000, respectively.

6.     NOTES PAYABLE AND LINES OF CREDIT

NOTES PAYABLE:

	July 28, 2001	July 29, 2000

Note payable, bank, due in monthly installments of $56,477 including interest at the prime rate less 0.5% through July, 2011. All inventory, accounts receivable and property and equipment, which originally cost $8,991,000, of the Company’s American West subsidiary are pledged as collateral	$4,755,000	$5,035,000

Note payable, State of Tennessee, due March, 2013. Note is payable in 60 monthly installments of $1,930 including interest at 1.5%, then 60 monthly installments of $2,073 including interest at 2.5% and then 120 monthly installments of $2,175 including interest at 3.5%

Land, buildings and building improvements, which originally cost $847,000, of the Company’s American West subsidiary, are pledged as collateral	250,000	269,000

	5,005,000	5,304,000

Less: Current portion	407,000	247,000

	$4,598,000	$5,057,000

Annual maturities of long-term debt are as follows:

Fiscal Years Ending:

2002	$407,000

2003	432,000

2004	458,000

2005	488,000

2006	519,000

thereafter	2,701,000

$5,005,000

LINES OF CREDIT:

The Company has an unsecured $1,000,000 revolving line of credit with a bank. The Company had no outstanding borrowings under the line of credit as of July 28, 2001 and July 29, 2000. This line of credit was replaced in September 2001 with a $3,000,000 revolving line of credit with a bank and provides for interest on outstanding balances to be payable monthly at the prime rate less 0.5%. The new line of credit expires in November 2002 and is secured by the inventory and accounts receivable of American West.

The Company has an additional $1,750,000 line of credit with a bank. This line is restricted to 100% of the outstanding accounts receivable due from the U. S. Government. There were no outstanding borrowings under this line of credit as of July 28, 2001 and July 29, 2000. The line of credit expires in June 2002 and provides for interest on outstanding balances to be payable monthly at the prime rate.

Cash paid for interest during fiscal years 2001, 2000, and 1999 was approximately $403,000, $430,000, and $420,000, respectively.

7.     EMPLOYEE BENEFIT PLANS

The Company’s employee benefit program consists of an employee stock ownership plan, a 401-K retirement plan, a cash bonus program, incentive awards, and other specified employee benefits as approved by the Board of Directors. At its sole discretion, the Board of Directors determines the amount and the timing of payment for benefits under these plans.

The employee stock ownership plan (ESOP) covers substantially all employees. Its principal investments include shares of Class A and B Common Stock of the Company and collective funds consisting of short-term cash, fixed-income, and equity investments.

The Company has a 401-K retirement plan, which covers substantially all employees. Employees can contribute up to 15% of their salary. At its sole discretion, the Board of Directors determines the amount and timing of any Company matching contribution. The Company’s contribution was $184,000, $191,000, and $229,000 for the years ended July 28, 2001, July 29, 2000, and July 31, 1999, respectively.

Employee benefit program expense amounted to $239,000, $261,000, and $247,000 in 2001, 2000, and 1999, respectively. To the extent the amounts of these benefits are not disbursed, the Board may, at its sole discretion, reduce any remaining accruals.

8.     INCOME TAXES

Significant components of the provision for income taxes are as follows:

	2001	2000	1999

Current expense (benefit)

Federal	$(23,000)	$929,000	$98,000

State	294,000	287,000	138,000

	271,000	1,216,000	236,000

Deferred expense (benefit)

Federal	(549,000)	(201,000)	199,000

State	(97,000)	(36,000)	35,000

	(646,000)	(237,000)	234,000

	$(375,000)	$979,000	$470,000

The components of the provision for deferred income taxes are as follows:

	2001	2000	1999

Depreciation	$(73,000)	$(115,000)	$(31,000)

Leasing activities	(173,000)	(111,000)	130,000

Accrued employee benefits	10,000	(85,000)	118,000

Allowances for doubtful accounts	37,000	50,000	64,000

Inventory	(6,000)	24,000	(47,000)

Contract contingencies	(255,000)	—	—

State net operating loss carry forward	(201,000)

Other	15,000	—	—

Deferred income taxes, expense (benefit)	$(646,000)	$(237,000)	$234,000

Deferred tax liabilities and assets at each year-end are as follows:

Deferred tax liabilities:
	2001	2000

Depreciation	$(18,000)	$(91,000)

Leasing activities	(430,000)	(603,000)

Total deferred tax liabilities	(448,000)	(694,000)

Deferred tax assets:

Accrued employee benefits	94,000	104,000

Allowances for doubtful accounts	155,000	191,000

Inventory	159,000	137,000

Contract contingency	255,000	—

State net operating loss carry forward	201,000	—

Other	32,000	—

Total deferred tax assets	896,000	432,000

Net deferred tax asset (liabilities)	$448,000	$(262,000)

State net operating loss carry forwards will expire in fiscal 2016.

The reconciliation of income tax computed at the U. S. federal statutory tax rate to actual income tax expense are (in thousands):

	2001		2000		1999

	Amount	Percent	Amount	Percent	Amount	Percent

Tax at U. S. statutory rate	$(326)	(34.0)%	$849	34.0%	$445	34.0%

State income taxes, net of federal tax benefit	(60)	(6.3)	157	6.3	82	6.3

Other — net	11	1.2	(27)	(0.9)	(57)	(4.4)

	$(375)	(39.1)%	$979	39.4%	$470	35.9%

Total income tax payments during fiscal years 2001, 2000, and 1999 were approximately $965,000, $671,000, and $1,244,000, respectively.

9.     COMMITMENTS AND CONTINGENCIES

Lease Agreements

The Company leases certain sales offices and equipment under non-cancelable operating leases. Rental expenses on all operating leases were $786,000, $487,000, and $423,000 for fiscal 2001, 2000, and 1999. The future minimum annual rental payments under non-cancelable operating leases are as follows:

Fiscal Years Ending
2002	$318,000

2003	134,000

2004	15,000

2005	-0-

2006	-0-

$467,000

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

Concentrations of credit risk with respect to receivables and capitalized leases are limited due to the large number of entities comprising the Company’s customer base and their dispersion across many different industries. The Company does not require collateral on trade accounts receivable. As of July 28, 2001, five customers accounted for 19% of accounts receivable and five customers accounted for 37% of the net investment in capitalized leases. For July 28, 2001 sales to the U.S. Government amounted to 20% of total consolidated net revenues.

As of July 29, 2000, seven customers accounted for 26% of the accounts receivable and three customers accounted for 35% of the net investment in capitalized leases.

For July 29, 2000 sales to the U.S. Government amounted to 13% of total consolidated net revenues.

Other

Under the terms of sale to the U.S. Government, the negotiated contract prices of combat boots are subject to renegotiation if certain conditions are present. Management is of the opinion that renegotiation, if any, will have no material adverse effect on the Company’s consolidated financial position or results of operations.

The Company has committed to provide maintenance and supplies (excluding paper) on $17.5 million of office products equipment under certain lease agreements. Under these lease agreements, customers are charged on a cost per copy basis and have agreed to a minimum copy usage per quarter over the term of the lease. The terms of the lease agreements range from three to six years. The minimum copy usage over the lease term should cover the cost of the equipment, supplies, and service. The average cost per copy rate in these lease agreements is $0.02. Although the Company has committed to provide maintenance and supplies (excluding paper), the Company’s ability to recognize additional revenue on these lease agreements is contingent upon the customers’ actual copy usage exceeding the minimum copy usage in the lease agreement. As a result of this contingency, the Company has provided approximately $224,000 in fiscal 2001 and $426,000 in fiscal 2000 to offset any possible increase in the operating costs of these programs or copy usage below estimated levels. For the last three fiscal years, the Company recognized revenue in excess of the related maintenance and supplies expenses for these lease agreements as the actual copy usage had significantly exceeded the minimum copy usage for the lease agreements.

10.     SHAREHOLDERS’ EQUITY

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

During fiscal 1999, the Company adopted the McRae Industries, Inc. 1998 Incentive Equity Plan (the “Plan”). The Plan has reserved 100,000 shares of the Company’s Class A Common Stock for issuance to certain key employees of the Company. At July 28, 2001, there were 100,000 shares available for future grants under the Plan.

11.     RELATED PARTY TRANSACTIONS

Notes and accounts receivable from related entities that are included in the balance sheet are as follows:

	2001	2000

Investments in and advances to investee (see Note 12)	$527,000	$652,000

12.     INVESTMENT IN AMIC

The Company has an investment in a real estate development company, American Mortgage & Investment Company (AMIC). AMIC has been operating under Chapter X of the United States Bankruptcy Act since 1974, and the court has imposed certain restrictions under a Plan of Reorganization. The President of the Company is also the President of the AMIC. The Company adjusts its investment in and advances to the AMIC by the equity method. Summarized financial data of the AMIC is as follows:

	2001	2000	1999

Balance Sheet
Assets	$1,457,000	$1,543,000	$1,579,000

Liabilities	1,559,000	1,728,000	1,724,000

Shareholders’ deficiency	(102,000)	(185,000)	(145,000)

Results of Operations
Revenues	$573,000	$165,000	$297,000

Net income (loss)	83,000	(40,000)	(29,000)

The following table summarizes the activity of the Company’s investment in AMIC:

	2001	2000	1999

Beginning investment	$652,000	$729,000	$693,000

Equity in income (loss)	83,000	(40,000)	(29,000)

Additional investments (repayments)	(208,000)	(37,000)	65,000

Ending investment	$527,000	$652,000	$729,000

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

Cash Surrender Value Life Insurance: Represents officer’s life insurance policies recorded at their cash surrender value, which approximates fair value.

Long and short-term debt: The carrying amounts of the borrowings under short-term revolving credit agreements approximate its fair value. The fair value of long-term debt was estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

	Carrying	Fair
Assets	Amount	Value

Cash and cash equivalents	$7,341,000	$7,341,000

Short-term investments	5,000	5,000

Notes receivable, related entities	527,000	527,000

Notes receivable, current and long-term	597,000	597,000

Cash surrender value life insurance	2,041,000	2,041,000

Liabilities

Long and short-term debt	5,005,000	5,005,000

14.     SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following table sets forth unaudited quarterly financial information for the years ended July 28, 2001 and July 29, 2000:

	First	Second	Third	Fourth

July 28, 2001
Net revenues	$16,525,000	$13,835,000	$12,786,000	$13,999,000

Gross profit	3,896,000	3,345,000	2,951,000	2,690,000

Operating income (loss)	430,000	(137,000)	(497,000)	(844,000)

Income (loss) from continuing operations	267,000	(143,000)	(298,000)	(397,000)

Income (loss) from discontinued operations, net of income tax	(238,000)	(26,000)	(1,000)	139,000

Net income (loss)	29,000	(169,000)	(299,000)	(258,000)

Net income (loss) per common share	.01	(.06)	(.11)	(.09)

July 29, 2000

Net revenues	$14,178,000	$13,225,000	$14,525,000	$15,213,000

Gross profit	4,108,000	3,512,000	3,510,000	3,733,000

Operating income	967,000	695,000	301,000	606,000

Income from continuing operations	588,000	415,000	197,000	302,000

Income (loss) from discontinued operations, net of income tax	(25,000)	(21,000)	(33,000)	(66,000)

Net income	563,000	394,000	164,000	236,000

Net income per common share	.20	.14	.06	.09

Reclassifications affecting cost of sales for certain employee benefit costs have been made to the prior quarters and prior year amounts to conform with the current year presentation.

15.     DISCONTINUED OPERATIONS

In August 2000, the Company adopted a plan to discontinue the operations of Rae-Print and operations ceased on April 28, 2001. This subsidiary generated revenues of approximately $2.0 million, $3.1 million, and $3.2 million and incurred operating losses of approximately $41,000, $145,000, and $33,000 in fiscal 2001, 2000, and 1999, respectively. At July 28, 2001, receivables, inventory, and equipment with an estimated fair market value of $200,000 were included in accounts receivable.

16.     SUBSEQUENT EVENTS

On August 28, 2001, the Company declared a cash dividend of $.05 cents per share of its Class A Common Stock payable on September 28, 2001 to shareholders of record on September 14, 2001.

In September 2001, the U.S. Government notified the Company to increase the production levels of military combat boots as a result of the deployment of American troops in the war against terrorism. The higher production levels represent an approximate 60% increase over the quantities normally purchased by the U.S. Government under the existing contract.

On October 3, 2001, the Company’s American West subsidiary purchased the Dan Post brand name and certain inventory from Lucchese, Inc., a wholly owned subsidiary of Arena Brands, Inc., for approximately $2.6 million.

17.     OPERATING SEGMENT INFORMATION

The Company’s principal operations have been classified into four business segments: bar code operations; office products; printing and packaging; and footwear manufacturing. The bar code segment manufactures and sells bar code reading and related printing devices and other products related to optical data collection to customers throughout the United States. The office products segment sells, provides maintenance and leases Toshiba photocopiers, Toshiba facsimile machines, and RISO digital duplicators, principally to customers in North Carolina and parts of Virginia and South Carolina. Machines, components, and certain supplies sold by the office products segment are generally available only from Toshiba and RISO. The footwear segment manufactures combat boots, military dress oxfords, and military safety boots for the U.S. Government and foreign governments, and western and work boots for customers throughout the United States. The printing and packaging segment provided print materials and packaging services for commercial and industrial customers, and was discontinued during fiscal 2001. Total consolidated revenues related to sales to the U.S. Government were 20% in 2001, 14% in 2000, and 14% in 1999. There were no significant inter-segment sales or transfers during 2001, 2000, and 1999. Operating profits by business segment exclude allocated corporate interest income, income taxes, minority interest, and equity in net loss of investee. Corporate assets consist principally of cash, short-term investments, certain receivables, and real estate held for investment.

		Western/
	Military	Work		Office		Corporate
(In Thousands)	Boots	Boots	Bar Code	Products	Printing	& Other	Consolidated

For the Year Ended July 28, 2001

Net Revenues	$16,792	$9,371	$12,454	$18,640	$1,979	$(112)	$59,124

Earnings (loss) from operations	3,406	(550)	(1,933)	(2,028)	(65)	57	(1,113)

Identifiable assets	1,552	8,599	8,748	12,903	0	6,294	38,096

Capital expenditures	25	118	47	993	0	12	1,195

Depreciation expense and amortization	103	96	224	748	32	228	1,431

For the Year Ended July 29, 2000

Net Revenues	$12,395	$7,866	$16,422	$20,678	$3,071	$(220)	$60,212

Earnings (loss) from operations	2,329	(542)	(206)	1,038	(215)	(52)	2,352

Identifiable assets	2,381	5,791	11,159	15,462	1,523	6,385	42,701

Capital expenditures	122	0	256	633	141	215	1,367

Depreciation expense and amortization	108	213	168	751	29	256	1,525

For the Year Ended July 31, 1999

Net Revenues	$7,365	$6,402	$14,695	$19,846	$3,164	$(19)	$51,453

Earnings (loss) from operations	1,316	(704)	146	721	(73)	(72)	1,334

Identifiable assets	2,130	5,828	9,169	15,157	1,955	5,712	39,951

Capital expenditures	24	64	206	1,400	5	96	1,795

Depreciation expense and amortization	119	318	181	653	25	270	1,566

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
McRAE INDUSTRIES, INC. AND SUBSIDIARIES

	ADDITIONS
		(1)	(2)
DESCRIPTION	BALANCE AT	CHARGED TO	CHARGED	DEDUCTION		BALANCE
	BEGINNING	COSTS AND	TO OTHER	DESCRIBE		AT END OF
	OF PERIOD	EXPENSES	ACCOUNTS			PERIOD
			DESCRIBE
Year ended July 28, 2001

Deducted from Assets Accounts:

Allowance for Doubtful Accounts	$440,000	$(251,000)		$164,000	(1)	$353,000

Employee Benefit Accrual	276,000	240,000		(277,000	)(2)	239,000

Health Insurance Accrual	250,000	—		—		250,000

Allowance for contract contingencies	426,000	224,000		—		650,000

Year ended July 29, 2000

Deducted from Assets Accounts:

Allowance for Doubtful Accounts	$561,000	$(235,000)		$114,000	(1)	$440,000

Employee Benefit Accrual	250,000	262,000		(236,000	)(2)	276,000

Health Insurance Accrual	212,000	—		38,000	(2)	250,000

Allowance for contract contingencies	—	426,000		—		426,000

Year ended July 31, 1999

Deducted from Assets Accounts:

Allowance for Doubtful Accounts	$718,000	$(233,000)		$76,000	(1)	$561,000

Employee Benefit Accrual	550,000	4,000		(304,000	)(2)	250,000

Health Insurance Accrual	192,000	—		20,000	(2)	212,000

(1)	Uncollectible accounts written off

(2)	Payments and/or expenses charged to operations

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

None.

PART III

Items 10 through 13 are incorporated herein by reference to the sections captioned Principal Stockholders and Holdings of Management; Election of Directors; Director Compensation; Executive Officers; Compensation Committee Interlocks and Insider Participation; Certain Relationships and Related Transactions; Executive Compensation; Stock Performance Graph; Compensation Committee Report; and Section 16 (a) Beneficial Ownership Reporting Compliance in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held December 20, 2001.

PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)	Independent auditor’s report McRae Industries, Inc. and Subsidiaries consolidated financial statements:

Consolidated Balance Sheets as of July 28, 2001 and July 29, 2000.

Consolidated Statements of Operations for the Years Ended July 28, 2001, July 29, 2000, and July 31, 1999.

Consolidated Statements of Shareholders’ Equity for the Years Ended July 28, 2001, July 29, 2000, and July 31, 1999.

Consolidated Statements of Cash Flows for the Years Ended July 28, 2001, July 29, 2000, and July 31, 1999.

Notes to Consolidated Financial Statements.

(2)	Financial Statement Schedule:

Schedule II

(3)	Exhibits:

3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form S-14, Registration No. 2-85908)

3.2	Amendment to the Certificate of Incorporation (Incorporated by reference to Exhibit 3 to the Registrant’s Form 10-K for the year ended August 1, 1987)

3.3	Restated Bylaws of the Registrant effective May 29, 2001 (filed herein). Pages 43-52.

10.1	1985 McRae Industries, Inc. Non-Qualified Stock Option Plan (Incorporated by reference to Exhibit 10 to the Registrant’s Form 10-K for the fiscal year ended August 3, 1985).*

10.2	Technical Assistance Agreement dated September 13, 1984 between the Registrant and Ro-Search, Incorporated (Incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-K for the fiscal year ended July 28, 1984)

10.3	Stock Purchase Agreement and Guaranty Agreement as of April 7, 1996 among Walter A. Dupuis, Kenneth O. Moore, William Glover, and McRae Industries, Inc., was filed as Exhibit 2 to the Registrant’s current report on Form 8-K filed May 11, 1996 and is incorporated herein by reference.

10.4	Promissory Note, Security Agreement and Guaranty Agreement dated July 25, 1996 among American West Trading Company, as borrower, The Fidelity Bank, as lender, and the Registrant, as Guarantor (Incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-K for the fiscal year ended August 3, 1996)

10.5	Deed of Trust between American West Trading Company and The Fidelity Bank, dated July 25, 1996 (Incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-K for the fiscal year ended August 3, 1996)

10.6	Security Agreement pertaining to inventory, accounts receivable and equipment between American West Trading Company and The Fidelity Bank, dated July 25, 1996 (Incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-K for the fiscal year ended August 3, 1996)

10.7	Award/Contract between Defense Personnel Support Center and McRae Industries, Inc. dated April 15, 1997 (Incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-K for the fiscal year ended August 2, 1997)

10.8	McRae Industries, Inc. Incentive Equity Plan (Incorporated by reference to Exhibit 4 to the Registrant’s Form S-8 dated January 6, 1999).*

10.9	Modification of Award/Contract between Defense Personnel Support Center and McRae Industries, Inc. dated May 1, 2001. (Filed herein). Pages 53-76.

21	Subsidiaries of the Registrant (Filed herein). Page 77.

23	Consent of Independent Auditors (Filed herein). Page 78.

*Denotes a management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K:

The Company filed no reports on Form 8-K for the fiscal year ended July 28, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

McRAE INDUSTRIES, INC.

Dated: October 26, 2001	By:	/s/ D. Gary McRae D. Gary McRae President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	DATE

/s/ D. Gary McRae D. Gary McRae President, Treasurer, and Director (Principal Executive Officer)	October 26, 2001

/s/ George M. Bruton George M. Bruton Director	October 26, 2001

/s/ Hilton J. Cochran Hilton J. Cochran Director	October 26, 2001

/s/ Brady W. Dickson Brady W. Dickson Director	October 26, 2001

/s/ Victor A. Karam Victor A. Karam President – McRae Footwear and Director	October 26, 2001

/s/ James W. McRae James W. McRae Vice President, Secretary, and Director	October 26, 2001

/s/ Harold W. Smith Harold W. Smith Vice President – McRae Office Solutions and Director	October 26, 2001

/s/ Marvin G. Kiser, Sr. Marvin G. Kiser, Sr. Controller (Principal Financial and Accounting Officer)	October 26, 2001

EXHIBIT INDEX

3.1	Certificates of Incorporation (Incorporation by reference to Exhibit 3.1 to the Registrant’s Form S-14, Registration No. 2-85908)

3.2	Amendment to the Certificate of Incorporation (Incorporated by reference to Exhibit 3 to the Registrant’s Form 10-K for the fiscal year ended August 1, 1987)

3.3	Restated Bylaws of the Registrant effective May 29, 2001 (filed herein). Pages 43-52.

10.1	1985 McRae Industries, Inc. Non-Qualified Stock Option Plan (Incorporated by the reference to Exhibit 10 to the Registrant’s Form 10-K for the fiscal year ended August 3, 1985)

10.2	Technical Assistance Agreement dated September 13, 1984 between the Registrant and Ro-Search, Incorporated (Incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-K for the fiscal year July 28, 1984)

10.3	Stock Purchase Agreement and Guaranty Agreement as of April 17, 1996 among Walter A. Dupuis, Kenneth O. Moore, William Glover, and McRae Industries, Inc., was filed as Exhibit 2 to the Registrant’s current report on Form 8-K filed May 11, 1996 and is incorporated herein by reference.

10.4	Promissory Note, Security Agreement and Guaranty Agreement dated July 25, 1996 among American West Trading Company, as borrower, The Fidelity Bank, as lender and the Registrant, as Guarantor (Incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-K for the fiscal year ended August 3, 1996)

10.5	Deed of Trust between American West Trading Company and The Fidelity Bank, dated July 25, 1996 (Incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-K for the fiscal year ended August 3, 1996)

10.6	Security Agreement pertaining to inventory, accounts receivable and equipment between American West Trading Company and The Fidelity Bank, dated July 25, 1996 (Incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-K for the fiscal year ended August 3, 1996)

10.7	Award/Contract between Defense Personnel Support Center and McRae Industries, Inc. dated April 15, 1997 (Incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-K for the fiscal year ended August 2, 1997)

10.8	McRae Industries, Inc. Incentive Equity Plan (Incorporate by reference to Exhibit 4 to the Registrant’s Form S-8 dated January 6, 1999)

10.9	Modification of Award/Contract between Defense Personnel Support Center and McRae Industries, Inc. dated May 1, 2001. (Filed herein). Pages 53-76.

21	Subsidiaries of the Registrant (Filed herein). Page 77.

23	Consent of Independent Auditors (Filed herein). Page 78.