Form 10-Q
period 2001-10-27
MCRAE INDUSTRIES INC
filed 2001-12-11
CIK 729284

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTER ENDED OCTOBER 27, 2001

                                       OR

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                        to
                               ----------------------    -----------------------

COMMISSION FILE NUMBER 1-8578


                             MCRAE INDUSTRIES, INC.
             (Exact name of Registrant as specified in its charter)

              DELAWARE                                 56-0706710
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

Common Stock, $l Par Value--Class A 1,871,617 shares as of December 6, 2001. Common Stock, $1 Par Value--Class B 896,882 shares as of December 6, 2001.

                     MCRAE INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.
                                                                        --------


                          PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

        Condensed Consolidated Balance Sheet                             3-4

        Condensed Consolidated Statement of Operations                     5

        Condensed Consolidated Statement of Cash Flows                     6

        Notes to Condensed Consolidated Financial Statements             7-8



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                            8-11

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK                                                      11


                      PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS                                                 11

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                         11

ITEM 3. DEFAULT UPON SENIOR SECURITIES                                    11

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS             11

ITEM 5. OTHER INFORMATION                                                 11

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                  11

        SIGNATURES                                                        12

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     MCRAE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                     ASSETS
                 (In thousands, except share and per share data)


                                               October 27, 2001    July 28, 2001
                                                  (Unaudited)          (Note)
                                               ----------------    -------------
ASSETS

Current assets:

 Cash and cash equivalents                          $ 2,754          $ 7,341

 Securities                                               5                5

 Accounts and notes receivable, net                   8,144            5,442

 Inventories (See Note B)                            17,538           13,806

 Net investment in capitalized leases                   567              567

 Income tax receivable                                  549              881

 Prepaid expenses and other current assets              121               60
                                                    -------          -------

   Total current assets                              29,678           28,102
                                                    -------          -------


Property, plant and equipment, net                    5,638            5,204

Other assets:

 Receivables, related entities                          465              527

 Net investment in capitalized leases                   822              960

 Notes receivable                                       184              203

 Real estate held for investment                        652              652

 Goodwill                                               384              392

 Cash surrender value of life insurance               2,041            2,041

 Other                                                1,656              896
                                                    -------          -------

   Total other assets                                 6,204            5,671
                                                    -------          -------

                                                    $41,520          $38,977
                                                    =======          =======

            See notes to condensed consolidated financial statements

                     MCRAE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                 (In thousands, except share and per share data)


                                                 October 27, 2001   July 28, 2001
                                                    (Unaudited)         (Note)
                                                 ----------------   -------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

 Notes payable, banks - current portion               $   407          $   407

 Accounts payable                                       6,200            3,545

 Accrued employee benefits                                298              239

 Deferred revenues                                        816              983

 Accrued payroll and payroll taxes                        548              578

 Income taxes                                              --               --

 Contract contingencies                                   669              650

 Other                                                    517              498
                                                      -------          -------

   Total current liabilities                            9,455            6,900
                                                      -------          -------


Notes payable, banks, net of current portion            4,493            4,598

Minority interest                                         105              108

Shareholders' equity:
 Common stock:
  Class A, $1 par; Authorized 5,000,000
    shares; Issued and outstanding,
    1,861,817 shares                                    1,862            1,862
  Class B, $1 par; Authorized 2,500,000
    shares; Issued and outstanding,
    906,682 shares                                        907              907

 Additional paid-in capital                               791              791

 Retained earnings                                     23,907           23,811
                                                      -------          -------

    Total shareholders' equity                         27,467           27,371
                                                      -------          -------

                                                      $41,520          $38,977
                                                      =======          =======


NOTE - The condensed consolidated balance sheet at July 28, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

            See notes to condensed consolidated financial statements

                     MCRAE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (Unaudited)


                                                             Three Months Ended
                                                       October 27,           October 28,
                                                           2001                 2000
                                                       -----------           -----------


Net revenues                                           $    14,553           $    16,524

 Costs and expenses:

  Cost of revenues                                          10,835                12,628

  Research & development                                       138                   123

  Selling, general and administrative                        3,246                 3,342

  Other expense (income), net                                  (44)                 (125)

  Interest expense                                              77                   102
                                                       -----------           -----------
Total costs and expenses                                    14,252                16,070
                                                       -----------           -----------
Earnings from continuing operations before
  income taxes and minority interest                           301                   454

Provision for income taxes                                     115                   189

Minority shareholder's interest
  in earnings of subsidiary                                     (3)                   (1)
                                                       -----------           -----------
Net earnings from continuing operations                $       189           $       266

Discontinued operations: (See Note C)

  Income from operations of
   discontinued business, net of income
   tax expense of $34,000                                       --                    52

  Estimated loss on disposal of business, net
   of income tax benefit of $185,000
   fiscal                                                       --                  (290)
                                                       -----------           -----------

Net earnings                                           $       189           $        28
                                                       ===========           ===========
Net earnings (loss) per common share-basic:

   Earnings from continuing operations                 $       .07           $       .10

   Discontinued operations                                      --                  (.09)
                                                       -----------           -----------
   Net earnings                                        $       .07           $       .01
                                                       ===========           ===========

Weighted average number of
  common shares outstanding                              2,768,499             2,768,499
                                                       -----------           -----------

            See notes to condensed consolidated financial statements

                     MCRAE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                              Three Months Ended
                                                     October 27, 2001      October 28, 2000
                                                     ----------------      ----------------

Net cash used in operating
  activities                                             $(2,872)               $(1,001)
                                                         -------                -------

Cash flows from investing activities:

  Proceeds from sales of assets                               --                     75

  Purchase of trade names                                   (800)                    --

  Net collections from related parties                        61                    (91)

  Capital expenditures                                      (798)                  (206)

  Net payments of long-term receivables                       20                     65
                                                         -------                -------

Net cash used in investing activities                     (1,517)                  (157)
                                                         -------                -------

Cash flows from financing activities:

  Principal repayments of notes payable                     (105)                   (60)

  Dividends paid                                             (93)                  (167)
                                                         -------                -------

Net cash used in financing activities                       (198)                  (227)
                                                         -------                -------

Net decrease in cash and cash
 equivalents                                              (4,587)                (1,385)

Cash and cash equivalents at beginning
  of period                                                7,341                  7,223
                                                         -------                -------

Cash and cash equivalents at end of period               $ 2,754                $ 5,838
                                                         =======                =======


            See notes to condensed consolidated financial statements

                     MCRAE INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 27, 2001 are not necessarily indicative of the results that may be expected for the year ending August 3, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the McRae Industries, Inc. Annual Report on Form 10-K for the year ended July 28, 2001.

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

The components of inventory consist of the following (in thousands):


                           October 27, 2001            July 28, 2001
                           ----------------            -------------

Raw materials                 $ 2,608,000               $ 2,843,000
Work-in-process                   723,000                   746,000
Finished goods                 14,207,000                10,217,000
                              -----------               -----------
                              $17,538,000               $13,806,000
                              ===========               ===========


NOTE C - DISCONTINUED OPERATIONS OF BUSINESS SEGMENT

In August 2000, the Company's management decided to phase out and discontinue the operations of the printing and packaging business. Normal business operations ceased on April 28, 2001. Assets with an estimated fair market value of $200,000 were transferred to the parent company at July 28, 2001.

For the quarter ending October 28, 2000, the printing business reported net earnings of $52,000, net of $34,000 of tax expense. A reserve for estimated loss on discontinuance of this business amounted to $290,000, net of $185,000 of tax benefit. Net earnings per share as a result of the discontinued operations were reduced by $.09 per share for the first quarter of fiscal 2001. The results of the printing and packaging business operations have been reported separately as discontinued operations in the Condensed Consolidated Statement of Operations.

NOTE D - SUBSEQUENT EVENTS

On November 28, 2001, the Company declared a cash dividend of $.05 cents per share on its Class A Common Stock payable on December 28, 2001 to shareholders of record on December 14, 2001.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto, and with the Company's Annual Report on Form 10-K for the fiscal year ended July 28, 2001, including the financial information and management's discussion and analysis contained therein.

FINANCIAL CONDITION AND LIQUIDITY

The Company's financial condition remained strong as of October 27, 2001 as cash and cash equivalents and working capital amounted to $2.8 million and $20.2 million, respectively. The current ratio was a solid 3.1 to 1 at the end of the quarter.

Cash used in operating activities amounted to approximately $2.9 million. Net income from operations, adjusted for depreciation and amortization, provided a positive cash flow of approximately $600,000. The increase in accounts and notes receivable used approximately $2.7 million of cash primarily attributable to increased sales in the western boot business and the timing in the collection of open accounts in the footwear and office products businesses. Approximately $3.7 million of cash was used to expand inventories in the footwear and office products businesses because of increased combat boot requirements by the U.S Government, anticipated market demand for the new branded products in the western boot business, and scheduled delivery in the second quarter of office equipment to several large county-wide educational systems. Of this $3.7 million amount, approximately $1.6 million reflects cash used to acquire inventories in connection with the Company's acquisition of the "Dan Post" brand name for western boots in October 2001. Payment for a significant portion of the inventory build-up was not made until after quarter-end, providing approximately $2.7 million of cash and increasing trade accounts payable for the first quarter. Income tax refunds and lower estimated tax payments produced a positive cash flow of approximately $332,000.

Investing activities used approximately $1.5 million of cash. Capital expenditures used approximately $798,000 of cash, primarily for rental equipment to support county-wide school programs and certain equipment related to the recent Dan Post acquisition. This equipment related to the Dan Post brand name was purchased for approximately $200,000. In addition, the "Dan Post" brand name was purchased for $800,000.

The Company used $93,000 of cash to pay quarterly dividends and $105,000 to reduce the principal amount of long-term debt.

The Company currently has two lines of credit with a bank totaling $4.75 million, all of which was available at October 27, 2001. It is management's opinion that the future cash flows from operations, currently available cash and cash equivalents, and unused lines of credit will be sufficient to meet the Company's future working capital, capital expenditures, and debt repayment requirements.

FIRST QUARTER FISCAL 2002, COMPARED TO FIRST QUARTER FISCAL 2001

Consolidated net revenues for the first quarter of fiscal 2002 amounted to $14.6 million, down 12% from $16.5 million reported for the first quarter of fiscal 2001. This decrease in net revenues was primarily attributable to the following factors: (1) military combat boot net revenues declined approximately $1.0 million as a result of the Government satisfying portions of their current boot requirements by utilizing the Contract's Vendor Enhanced Storage and Transportation (VEST) program. Military combat boots related to the VEST program were purchased in fiscal 1997 and fiscal 1998 and stored for the Government's future use; (2) bar code net revenues decreased approximately $1.3 million due to economic and competitive pressures in the high technology market; and (3) office products net revenues fell $1.1 million as several large county-wide educational system sales were pushed to the second quarter. The decrease in net revenues was partially offset by the $1.3 million increase in the western boot business that resulted from higher demand for imported and newly-acquired branded products.

Consolidated gross profit amounted to $3.7 million for the first quarter of fiscal 2002 as compared to $3.9 million for the first quarter of fiscal 2001. This 4.5% decrease in gross profit resulted primarily from lower net revenues for the current reporting period as compared to the same period of fiscal 2001. Gross profit as a percentage of net revenues improved from 23.6% for the first quarter of fiscal 2001 to 25.6% for the first quarter of fiscal 2002. This 8.4% gain in gross profit percentage resulted from lower unit costs associated with production efficiencies in the military boot business, increased sales of higher-margin imported and branded western boots, and the negotiation of favorable buy-out arrangements for county-wide educational system equipment associated with the office products business.

Selling, general and administrative (SG&A) expenditures for the first quarter of fiscal 2002 were $3.2 million as compared to $3.3 million for the first quarter of fiscal 2001. The SG&A expense reductions were primarily the result of lower sales-related personnel costs, reduced sales travel expenditures, and smaller outlays for sales and marketing material for the bar code business. The office products business also experienced a slight reduction in SG&A expenditures primarily attributable to reduced advertising costs. These decreases were partially offset by increased SG&A expenses associated with the western boot business as sales salaries, commissions, and related promotional materials were higher for the first quarter of fiscal 2002. Professional fees for the first quarter of fiscal 2002 were higher than those for the same period of fiscal 2001 as a result of expenditures related to the purchase of the Dan Post boot brand name.

The Company's military footwear business is in the final year of the most recent contract (the Contract) awarded by the United States Government (the Government) in April 1997. The Contract provides for a base year and four one-year extensions that may be exercised by the Government at its sole discretion for the purchase of additional option quantities of military combat boots. The current option will expire in April 2002. Although the Government continues to evaluate a new military combat boot construction that is not compatible with the Company's current manufacturing process, the Company expects the Government to solicit bids for a new contract that will be similar in all material respects to the one that expires in April 2002, except for a reduction in the maximum and minimum quantity of boots to be purchased. While the Company has taken the appropriate actions to accommodate any military combat boot specification changes, there can be no assurances that the Company will be successful in obtaining another contract with the Government upon termination of the current Contract.

In September 2001, the Government notified the Company to increase its production levels of military combat boots as a result of the deployment of U.S. troops on the war against terrorism. The increased production levels represent an approximate 60% increase over the quantities normally purchased by the Government under the Contract. This increase is expected to have a favorable impact on the Company's net revenues of an additional $2 million to $4 million for fiscal 2002, or more of the increased production levels are sustained throughout the remainder of fiscal 2002.

In August 2000, the Company's management decided to phase out the operation of the printing and packaging business. Net revenues from this business for the first quarter of fiscal 2001 were $749,000. Net earnings from operations of the discontinued business for the first quarter of fiscal 2001 amounted to $52,000 and included a gain on sale of assets of $65,000. For the first quarter of fiscal 2001, an estimated loss on discontinuance of this business amounted to $290,000, net of the tax benefit. This estimated loss consisted of the expected earnings from the phase-out period of operations less the difference in the carrying value and estimated fair value of the business assets and the expected payments to settle all liabilities. Normal business operations for the printing and packaging business ceased on April 28, 2001.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, SFAS No. 141, "Business Combinations", was issued and established the accounting and reporting standards for business combinations. SFAS No. 141 is effective for the Registrant for periods after June 30, 2001. The Registrant is in compliance with this reporting requirement.

In June 2001, SFAS No. 142, "Goodwill and Other Intangible Assets", was issued and established the accounting and reporting standards for acquired goodwill and other intangible assets. SFAS No. 142 is effective for the Registrant for periods beginning after December 15, 2001. The Registrant is evaluating the effects of this pronouncement on recorded goodwill and trade names.

In July 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations", was issued and established the accounting and reporting standards associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective for the Registrant for fiscal years beginning after June 15, 2002. The Registrant currently has no assets subject to the provisions of this statement.

In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", was issued and established the accounting and reporting requirements associated with long-lived asset impairment and disposal. SFAS No. 144 is effective for the Registrant for fiscal years beginning after December 15, 2001. The Registrant is evaluating the effects of this pronouncement on its long-lived assets.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Interim Report includes certain forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including but not limited to statements about the Company's ability to meet future working capital, capital expenditure, and debt repayment requirements. These forward-looking statements involve certain risks and uncertainties, including but not limited to the effect of acquisitions, the ability to meet additional financing requirements, the successful development and marketing of new products and services, the effect of competitive products and pricing, risks unique to selling goods to the U.S. Government (including the impact of the war on terrorism, termination of the Contract and changes in the types of military boots used by the U.S. Government), and the effect of general economic conditions, that could cause actual results to differ materially from those in such forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the impact of interest rate changes due to its aggregate $4.75 million lines of credit and a term loan through its wholly owned subsidiary, American West Trading Company. As of October 27, 2001, there was no outstanding indebtedness under the lines of credit and $4.7 million was outstanding on the term loan. The Company does not buy or sell derivative financial instruments for trading or other purposes. Borrowings under the Company's credit facilities described above bear interest at rates based upon the "prime rate" or "prime rate" less a margin of one-half percent offered by the applicable lender. The Company has not entered into any swap agreements or engaged in any other hedging activities with respect to this variable rate indebtedness. A 10% increase in the interest rates under the Company's credit facilities would increase annual interest expense by approximately $25,000 (assuming the Company's aggregate borrowings under the credit facilities averaged $4.6 million during a fiscal year).

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         2        Asset Purchase Agreement dated October 3, 2001 between
                  American West Trading Company and Lucchese, Inc.

         3.1 Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant's Form S-14, Registration No.
                  2-85908).

         3.2 Amendment to the Certificate of Incorporation (Incorporated by reference to Exhibit 3 to the Registrant's Form 10-K for the year ended August 1, 1987).

         3.3      Restated Bylaws of the Registrant effective May 29, 2001.
                  (Incorporated by reference to Exhibit 3.3 to the Registrant's
                  Form 10-K for the year ended July 28, 2001).

(b) No reports on Form 8-K were filed during the quarter ended October 27, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         MCRAE INDUSTRIES, INC.
                                               (Registrant)



  DATE: December 11, 2001                By: /s/ D. Gary McRae
       ------------------                    ----------------------
                                         D. Gary McRae
                                         President and CEO
                                         (Principal Executive Officer)




  DATE: December 11, 2001                By: /s/ Marvin G. Kiser, Sr.
       ------------------                    ------------------------
                                         Marvin G. Kiser, Sr.
                                         (Principal Accounting Officer)