Form 10-Q
period 2002-01-26
MCRAE INDUSTRIES INC
filed 2002-03-12
CIK 729284

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Quarter Ended January 26, 2002.

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

                         Yes  X            No
                             ---              ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $l Par Value--Class A 1,871,617 shares as of March 7, 2002. Common Stock, $1 Par Value--Class B 896,882 shares as of March 7, 2002.

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

PART I.  FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     McRae Industries, Inc. and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                     ASSETS
                 (In thousands, except share and per share data)


                                                  January 26, 2002    July 28, 2001
                                                    (Unaudited)           (Note)
                                                  ----------------    -------------

ASSETS

Current assets:

 Cash and cash equivalents                            $ 3,065            $ 7,341

 Securities                                                 5                  5

 Accounts and notes receivable, net                     9,292              5,442

 Inventories (see Note B)                              15,211             13,806

 Net investment in capitalized leases                     567                567

 Income tax receivable                                    274                881

 Prepaid expenses and other current assets                143                 60
                                                      -------            -------

   Total current assets                                28,557             28,102
                                                      -------            -------


Property and equipment, net                             5,440              5,204

Other assets:

 Receivables, related entities                            502                527

 Net investment in capitalized leases                     720                960

 Notes receivable                                         152                203

 Real estate held for investment                          652                652

 Goodwill                                                 377                392

 Cash surrender value of life insurance                 2,116              2,041

 Other                                                  1,607                896
                                                      -------            -------

   Total other assets                                   6,126              5,671
                                                      -------            -------

                                                      $40,123            $38,977
                                                      =======            =======

            See notes to condensed consolidated financial statements

                    McRae Industries, Inc. and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                (In thousands, except share and per share data)


                                                     January 26, 2002    July 28, 2001
                                                       (Unaudited)           (Note)
                                                     ----------------    -------------

Liabilities and Shareholders' Equity

Current liabilities:

 Notes payable, banks - current portion                  $   407            $   407

 Accounts payable                                          3,880              3,545

 Accrued employee benefits                                   200                239

 Deferred revenues                                           937                983

 Accrued payroll and payroll taxes                           799                578

 Income taxes                                                  0                  0

 Contract contingencies                                      668                650

 Other                                                       520                498
                                                         -------            -------

   Total current liabilities                               7,411              6,900
                                                         -------            -------


Notes payable, banks, net of current portion               4,373              4,598

Minority interest                                            102                108

Shareholders' equity:
 Common stock:
  Class A, $1 par; Authorized 5,000,000
    shares; Issued and outstanding, 1,871,617              1,872              1,862
    and 1,861,817 shares, respectively
  Class B, $1 par; Authorized 2,500,000
    shares; Issued and outstanding, 896,882
    and 906,682 shares, respectively                         897                907

 Additional paid-in capital                                  791                791

 Retained earnings                                        24,677             23,811
                                                         -------            -------

    Total shareholders' equity                            28,237             27,371
                                                         -------            -------

                                                         $40,123            $38,977
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


            See notes to condensed consolidated financial statements

                     McRae Industries, Inc. and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (Unaudited)


                                            Three Months Ended                       Six Months Ended
                                     January 26,          January 27,          January 26,          January 27,
                                        2002                 2001                2002                  2001
                                     -----------          -----------          -----------          -----------

Net revenues                          $ 20,722             $ 13,835             $ 35,276             $ 30,359
 Costs and expenses:

  Cost of revenues                      15,380               10,490               26,215               23,118

  Research & development                   197                  134                  335                  257

  Selling, general and
   administrative                        3,670                3,349                6,917                6,691

  Other expense (income),
   net                                     (22)                 (73)                 (66)                (198)

  Interest expense                          55                  124                  132                  226
                                      --------             --------             --------             --------

Total costs and expenses                19,280               14,024               33,533               30,094
                                      --------             --------             --------             --------


Earnings (loss) from
  continuing operations
  before income taxes and
  minority interest                      1,442                 (189)               1,743                  265

Provision for income taxes                 581                  (45)                 696                  144

Minority shareholder's
  interest in earnings
  of subsidiary                             (3)                  (2)                  (6)                  (3)
                                      --------             --------             --------             --------

Net earnings (loss) from
  continuing operations                    864                 (142)               1,053                  124


            See notes to condensed consolidated financial statements

                     McRae Industries, Inc. and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (Unaudited)


                                                  Three Months Ended                          Six Months Ended
                                          January 26,           January 27,             January 26,           January 27,
                                             2002                  2001                    2002                  2001
                                          ----------            -----------             -----------           -----------

Discontinued operations:
  (See Note C)

  Loss from operations of
   discontinued business                           0                    (43)                     0                     43

    Income tax benefit                             0                     17                      0                    (17)

  Estimated loss on disposal
   of business, net of income
       tax benefit of $185,000
   in fiscal 2001                                  0                      0                      0                   (290)
                                          ----------            -----------             ----------            -----------


Net earnings (loss)                       $      864            $      (168)            $    1,053            $      (140)
                                          ==========            ===========             ==========            ===========

Net earnings (loss) per
 common share-basic:

  Earnings (loss) from
   continuing operations                  $      .31            $      (.05)            $      .38            $       .05
  Discontinued operations                        .00                   (.01)                   .00                   (.10)
                                          ----------            -----------             ----------            -----------
  Net earnings (loss)                     $      .31            $      (.06)            $      .38            $      (.05)
                                          ==========            ===========             ==========            ===========


Weighted average number
  of common shares
  outstanding                              2,768,499              2,768,499              2,768,499              2,768,499
                                          ----------            -----------             ----------            -----------


            See notes to condensed consolidated financial statements

                     McRae Industries, Inc. and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                           Six Months Ended
                                                                  January 26, 2002    January 27, 2001
                                                                  ----------------    ----------------

Net cash used in operating activities                                 $(2,092)            $(1,335)
                                                                      -------             -------

Cash flows from investing activities:

  Proceeds from sale of land                                                0                   9

  Proceeds from sale of securities                                          0                  56

  Purchase of land investment                                               0                 (16)

  Purchase of minority interest                                             0                (363)

  Proceeds from sales of assets                                           195                  70

  Net collections from related parties                                     25                  75

  Purchase of brand name                                                 (800)

  Capital expenditures                                                 (1,167)               (525)

  Purchase of officer life insurance                                      (75)                (76)

  Net collections of long-term receivables                                 51                  98
                                                                      -------             -------
Net cash used in investing activities                                  (1,771)               (672)
                                                                      -------             -------

Cash flows from financing activities:

  Principal repayments of notes payable                                  (226)               (123)

  Dividends paid                                                         (187)               (334)
                                                                      -------             -------

Net cash used in financing activities                                    (413)               (457)
                                                                      -------             -------

Net decrease in cash and cash equivalents                              (4,276)             (2,464)

Cash and cash equivalents at beginning
  of period                                                             7,341               7,223
                                                                      -------             -------
Cash and cash equivalents at end of period                            $ 3,065             $ 4,759
                                                                      =======             =======


            See notes to condensed consolidated financial statements

                     McRae Industries, Inc. and Subsidiaries
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended January 26, 2002 are not necessarily indicative of the results that may be expected for the year ending August 3, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the McRae Industries, Inc., Annual Report on Form 10-K for the year ended July 28, 2001.

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

The components of inventory consist of the following:


                                         January 26, 2002    July 28, 2001
                                         ----------------    -------------

Raw materials                              $ 2,975,000        $ 2,843,000
Work-in-process                              1,014,000            746,000
Finished goods                              11,222,000         10,217,000
                                           -----------        -----------
                                           $15,211,000        $13,806,000
                                           ===========        ===========

NOTE C - DISCONTINUED OPERATIONS OF BUSINESS SEGMENT

For the quarter ended January 27, 2001, the printing business reported a net loss of $26,000, net of $17,000 of tax benefit. A reserve for estimated loss on discontinuance of this business amounted to $290,000, net of $185,000 of tax benefit. Net earnings per share as a result of the discontinued operations were reduced by $.01 per share for the second quarter of fiscal 2001. The results of the printing and packaging business operations have been reported separately as discontinued operations in the Condensed Consolidated Statement of Operations.

NOTE D - SUBSEQUENT EVENTS

On February 21, 2002, the Company declared a cash dividend of $.05 cents per share on its Class A Common Stock payable on March 29, 2002, to shareholders of record on March 15, 2002.

NOTE E - SUMMARY OF BUSINESS SEGMENTS


                                          Three Months Ended                     Six Months Ended
                                   January 26,          January 27,          January 26,         January 27,
                                      2002                 2001                 2002                 2001
                                   -----------          -----------          -----------         -----------

(Dollars in Thousands)

Net revenues

 Bar Code                           $  2,470             $  3,441             $  4,777             $  7,047
 Office Products                       7,794                3,915               12,179                9,406
 Military Boots                        6,008                4,379                9,946                9,304
 Western/Work Boots                    4,731                2,098                8,674                4,724
 Eliminations/Other                     (281)                   2                 (300)                (122)
                                    --------             --------             --------             --------
                                      20,722               13,835               35,276               30,359


Net earnings (loss)
 from continuing
 operations

 Bar Code                               (484)                (189)              (1,002)                (458)
 Office Products                         442                 (467)                 256                 (752)
 Military Boots                        1,638                  736                2,487                1,789
 Western/Work Boots                     (271)                (401)                (243)                (589)
 Eliminations/Other                      117                  132                  245                  275
                                    --------             --------             --------             --------
                                       1,442                 (189)               1,743                  265

Provision for income
 taxes (benefit)                         581                  (45)                 696                  144

Minority shareholder's
 interest                                 (3)                  (2)                  (6)                  (3)

Earnings (loss) from
 discontinued operations                   0                  (26)                   0                 (264)
                                    --------             --------             --------             --------

Net earnings (loss)                 $    864             $   (168)            $  1,053             $   (140)
                                    ========             ========             ========             ========

MCRAE INDUSTRIES, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto, and with the Company's Annual Report on Form 10-K for the fiscal year ended July 28, 2001, including the financial information and management's discussion and analysis contained or incorporated by reference therein.

FINANCIAL CONDITION AND LIQUIDITY

As of the end of the second fiscal quarter of 2002, the Company's financial condition continued to be strong with cash and cash equivalents amounting to $3.1 million. Working capital totaled approximately $21.1 million and the current ratio was 3.9 to 1.

For the first six months of fiscal 2002, operating activities used approximately $2.1 million of cash. Net income from operations, adjusted for depreciation and amortization, contributed positive cash flow of approximately $1.9 million. Trade accounts receivable used approximately $3.9 million as a result of increased product sales for the quarter in the military boot, western boot, and office products businesses. The quality of the trade accounts receivable remained good, although the average collection days jumped to 47 days from 31 days as of the end of fiscal 2001 as a result of the timing of collection for military boots and office products and the impact of longer payment terms to retailers in the western boot business. Increased inventory levels in the military boot and office products businesses used approximately $1.8 million of cash primarily attributable to increased product demand. These increases were partially offset by inventory reductions of approximately $249,000 in the bar code business as a result of decreased product demand and approximately $163,000 in the western boot business to accommodate the new western and fashion boot styles for 2002. Prior year income tax receivables contributed positive cash flow of approximately $600,000 as current year tax liabilities have been offset.

For the first six months of fiscal 2002, investing activities used approximately $1.8 million of cash, $1.1 million of which was used to purchase the Dan Post western boot brand name and related fixed assets as described in the Form 10-Q for the first fiscal quarter of 2002. Capital expenditures were approximately $600,000 primarily attributable to the purchase of rental machines for the office products business and production equipment for the footwear businesses.

The Company made quarterly dividend and monthly long-term debt principal payments of approximately $187,000 and $226,000, respectively for the current reporting period.

Currently, the Company has two lines of credit with a bank totaling $4.75 million, all of which was available at January 26, 2002. It is management's opinion that the future cash flows from operations, currently available cash and cash equivalents, and unused lines of credit will be sufficient to meet the Company's foreseeable working capital; capital expenditures; and debt repayment requirements of approximately $59,000 per month on the Company's $4.8 million long-term debt.

SECOND QUARTER FISCAL 2002, COMPARED TO SECOND QUARTER FISCAL 2001

Consolidated net revenues for the second quarter of fiscal 2002 reached $20.7 million, an increase of 50% over the consolidated net revenues reported for the second quarter of fiscal 2001. This growth in net revenues was primarily attributable to the surge in military combat boot requirements by the U.S. Government ("Government") as a result of the "war on terrorism" which resulted in an increase in military combat boot business net revenues from $4.4 million to $6.0 million, the placement of office equipment products in several large county-wide school systems which resulted in an increase in office products business net revenues from $3.9 million to $7.8 million, and continued strong demand for the Company's branded western and fashion footwear products which resulted in an increase in western boot business net revenues from $2.1 million to $4.7 million. Revenue growth for the current quarter was partially offset by a 28% reduction in bar code business net revenues, which dropped from $3.4 million to $2.5 million as a result of the sluggish economy and competitive market pressures.

Consolidated gross profit for the second quarter of fiscal 2002 was $5.3 million, a 60% increase over the $3.3 million gross profit for the same period of fiscal 2001. Gross profit as a percentage of net revenues improved nearly 7%, from 24.2% for the second quarter of fiscal 2001 to 25.8% for the same period of fiscal 2002. This increase in gross profit resulted primarily from production efficiencies related to the manufacture of military combat boots that reduced per unit costs and the relative strength of the higher-margin branded western and fashion footwear products in the overall sales mix. The office products and bar code businesses experienced slight reductions in their gross profit margins. The reduced gross margin in the office products business resulted primarily from the dominance of lower margin sales to county-wide school systems in the sales mix. The decrease in gross margin in the bar code business was primarily attributable to competitive market pressures.

Total selling, general and administrative ("SG&A") expenditures for the second quarter of fiscal 2002 amounted to $3.7 million, an increase of approximately 9.6% over the $3.3 million reported for the second quarter of fiscal 2001. The increase was primarily attributable to higher sales commissions, warehousing costs, and advertising related expenses associated with the western boot business. The implementation of cost reduction strategies in the bar code and office products businesses resulted in lower SG&A expenditures for these businesses as compared to the second fiscal quarter of 2001 of approximately $151,000 and $75,000, respectively.

Net earnings from continuing operations amounted to $864,000 for the second quarter of fiscal 2002, a significant improvement over the $142,000 loss reported for the same period of fiscal 2001. This net earnings growth resulted from increased net revenues and effective cost management as noted above.

The Company's military footwear business is currently in the final year of the most recent contract (the Contract) awarded by the United States Government (the Government) in April 1997. Orders under the Contract, which expires in April 2002, accounted for approximately 20% of the Company's net revenues during the six-month period ending January 26, 2002. The Government recently decided to change boot construction specifications on its standard issue combat boot from the current direct molded style, which has historically accounted for a majority of the Government's orders under the Contract, to a new waterproof membrane boot style, which is not compatible with the Company's current manufacturing process. The Company has positioned itself to be able to supply the new waterproof membrane boot style and plans to submit a competitive bid for a Government contract covering these boots, but there are no assurances that the Company will be successful in obtaining this contract. The Company's operating results could be materially adversely affected if it is not successful in obtaining a new contract to produce military combat boots for the Government.

In August 2000, the Company's management decided to phase-out the operation of the printing and packaging business. Net revenues and operating losses for the second quarter of fiscal 2001 for this discontinued business amounted to $644,000 and $26,000, respectively.

FIRST SIX MONTHS FISCAL 2002, COMPARED TO FIRST SIX MONTHS FISCAL 2001

Consolidated net revenues for the first six months of fiscal 2002 climbed to $35.3 million, up 16.2% from the $30.4 million recorded for the first six months of fiscal 2001. Western boot business net revenues increased nearly 84% from $4.7 million to $8.7 million as the demand for the recently purchased branded name products remained high. The office products business experienced a 30% growth in net revenues for the current reporting period from $9.4 million to $12.2 million as the cost per copy program continues to draw significant interest from large county-wide school systems. The military combat boot business net revenues were up almost 7% over the previous reporting period from $9.3 million to $9.9 million primarily attributable to the surge in Government boot requirements related to the deployment of troops as a result of the events associated with September 11th. The bar code business reported a 32% decrease in net revenues for the first six months of fiscal 2002 as compared to the same period of fiscal 2001 from $7.0 million to $4.8 million as a result of the overall economic slowdown and increased market competition.

Consolidated gross profit for the first six months of fiscal 2002 was $9.1 million compared to $7.2 million for the first six months of fiscal 2001. This 25% improvement was primarily attributable to increased net revenues in the military boot, western boot, and office products businesses. Gross profit as a percentage of net revenues grew almost 8%, up from 23.9% for fiscal 2001 to 25.7% for fiscal 2002. This rise in margin percentage was primarily the result of efficiencies related to larger production runs in the military boot business, the increased influence of the western branded product sales in the overall product mix, and reduced service and supply costs in the office products business. The gross profit gains were partially offset by the bar code business as margins fell approximately 4% in this business primarily as a result of lower demand for the higher margin internally manufactured products.

Consolidated SG&A expenditures amounted to $6.9 million for this current fiscal reporting period compared to $6.7 million for the same period of fiscal 2001. This increase in SG&A expenses was primarily the result of the incremental costs associated with the new western and fashion branded products. Higher sales commissions, advertising and promotion costs, and professional fees in the western boot business were partially offset by lower expenditures for the same categories in the bar code and office products business. Reduced group health insurance costs on a company-wide basis also contributed favorably to the lower SG&A expenses.

Consolidated net earnings for the first six months of fiscal 2002 were $1.1 million compared to $100,000 for the first six months of fiscal 2001. This growth in net earnings is the result of increased net revenues, improved gross profit margins, and the implementation of effective cost containment strategies.

Net revenues and operating profits related to the Company's discontinued printing and packaging business for the first six months of fiscal 2001 amounted to $1.4 million and $26,000, respectively. An estimated loss on the discontinuance of this business amounting to $290,000, net of the tax benefit, was reserved in the first quarter of fiscal 2001. This business ceased normal operations on April 28, 2001.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, SFAS No. 142, "Goodwill and Other Intangible Assets", was issued and established the accounting and reporting standards for acquired goodwill and other intangible assets. SFAS No. 142 is effective for the Registrant for fiscal years beginning after December 15, 2001. The Registrant is evaluating the effects of this pronouncement on recorded goodwill and trade names.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the impact of interest rate changes due to its aggregate $4.75 million lines of credit and a term loan through its wholly owned subsidiary, American West Trading Company. As of January 26, 2002, there was no outstanding indebtedness under the lines of credit and $4.7 million was outstanding on the term loan. The Company does not buy or sell derivative financial instruments for trading purposes. Borrowings under the Company's credit facilities described above bear interest at rates based upon the "Prime Rate" or "Prime Rate" less a margin of one-half percent offered by the applicable lender. The Company has not entered into any swap agreements or engaged in any other hedging activities with respect to this variable rate indebtedness. A 10% increase in the interest rates under the Company's credit facilities would increase annual interest expense by approximately $25,000 (assuming the Company's aggregate borrowings under the credit facilities averaged $4.6 million during a fiscal year).

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently party to any material legal proceedings. However, we may from time to time in the future become a party to various legal proceedings incidental to our business.

Items 2 and 3.

These items are not applicable and have been omitted.

Item 4. Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Shareholders held on December 20, 2001, the following individuals were elected to the Board of Directors:


                                                     Votes For                     Votes Withheld
                                             Class A          Class B         Class A           Class B
                                             -------          -------         -------           -------

D. Gary McRae                               N/A               761,325           N/A              34,476
William H. Swan                             N/A               795,598           N/A                 203
Hilton J. Cochran                           N/A               795,593           N/A                 208
Victor A. Karam                             N/A               761,325           N/A              34,476
James W. McRae                              N/A               761,325           N/A              34,476
Brady W. Dickson                            1,404,386             N/A           11,628              N/A
Harold W. Smith                             1,404,980             N/A           11,034              N/A

The following proposal was approved at the Company's Annual Meeting:


                                        Affirmative Votes              Negative Votes         Votes Withheld
                                     Class A         Class B       Class A        Class B    Class A   Class B
                                     -------         -------       -------        -------    -------   -------

Ratify the appointment
of Gleiberman Spears
Shepherd & Menaker, P.A.
as independent certified
public accountants for
the current fiscal year.             1,407,280       795,569         8,017           52         717       180


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

(b) The Registrant filed a Form 8-K on January 16, 2002 to report the resignation of Gleiberman Spears Shepherd and Menaker, P.A. as the Registrant's principal accountant due to their merger with Grant Thornton LLP. Grant Thornton LLP was retained as the Registrant's principal accountant effective January 16, 2002.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             McRae Industries, Inc.
                                                  (Registrant)


Date:  March 12, 2002                        By:  /s/ D. Gary McRae
     ------------------                         -------------------------------
                                                D. Gary McRae
                                                President and CEO
                                                (Principal Executive Officer)


Date: March 12, 2002                         By: /s/ Marvin G. Kiser, Sr.
     ------------------                         -------------------------------
                                                Marvin G. Kiser, Sr.
                                                (Principal Accounting Officer)