Form 10-Q
period 2002-04-27
MCRAE INDUSTRIES INC
filed 2002-06-11
CIK 729284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended April 27, 2002

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission file number 1-8578

McRae Industries, Inc.
(Exact name of registrant as specified in its charter)

Delaware	56-0706710
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 North Main Street
Mt. Gilead, North Carolina 27306
(Address of principal executive offices)

Telephone Number (910) 439-6147
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes   ☒    No   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Common Stock, $l Par Value—Class A 1,871,617 shares as of June 6, 2002.
Common Stock, $1 Par Value—Class B 896,882 shares as of June 6, 2002.

McRae Industries, Inc. and Subsidiaries

INDEX

		Page No.

PART I. FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheet	3-4

	Condensed Consolidated Statement of Operations	5-6

	Condensed Consolidated Statement of Cash Flows	7

	Notes to Condensed Consolidated Financial Statements	8-9

ITEM 2.	Management’s Discussion And Analysis of Financial Condition and Results of Operations	10-15

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	15

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	15

ITEM 2.	Changes in Securities and Use of Proceeds	15

ITEM 3.	Default upon Senior Securities	15

ITEM 4.	Submission of Matters to a Vote of Security Holders	15

ITEM 5.	Other Information	15

ITEM 6.	Exhibits and Reports on Form 8-K	16

	Signatures	16

PART I.   FINANCIAL INFORMATION

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

McRae Industries, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEET
ASSETS
(In thousands, except share and per share data)

	April 27, 2002,	July 28, 2001
	(Unaudited)	(Note)

ASSETS
Current assets:
Cash and cash equivalents	$4,910	$7,341
Securities	5	5
Accounts and notes receivable, net	10,130	5,442
Inventories (see Note B)	13,615	13,806
Net investment in capitalized leases	567	567
Income tax receivable	0	881
Prepaid expenses and other current assets	161	60

Total current assets	29,388	28,102

Property and equipment, net	5,125	5,204

Other assets:
Receivables, related entities	514	527
Net investment in capitalized leases	547	960
Notes receivable	137	203
Real estate held for investment	652	652
Goodwill	369	392
Cash surrender value life insurance	2,251	2,041
Other	1,557	896

Total other assets	6,027	5,671

	$40,540	$38,977

See notes to condensed consolidated financial statements

McRae Industries, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEET
LIABILITIES AND SHAREHOLDERS’ EQUITY
(In thousands, except share and per share data)

	April 27, 2002	July 28, 2001
	(Unaudited)	(Note)

Liabilities and Shareholders’ Equity
Current liabilities:
Notes payable, banks — current portion	407	407
Accounts payable	3,741	3,545
Accrued employee benefits	294	239
Deferred revenues	984	983
Accrued payroll and payroll taxes	798	578
Income taxes	22	0
Contract contingencies	669	650
Other	550	498

Total current liabilities	7,465	6,900

Notes payable, banks, net of current portion	4,152	4,598
Minority interest	101	108
Shareholders’ equity:
Common stock:
Class A, $1 par; Authorized 5,000,000 shares; issued and outstanding, 1,871,617 and 1,861,817, shares, respectively	1,872	1,862
Class B, $1 par; Authorized 2,500,000 shares; issued and outstanding, 896,882 and 906,682 shares, respectively	897	907
Additional paid-in capital	791	791
Retained earnings	25,262	23,811

Total shareholders’ equity	28,822	27,371

	$40,540	$38,977

NOTE - The condensed consolidated balance sheet at July 28, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements

McRae Industries, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended

	April 27,	April 28,	April 27,	April 28,
	2002	2001	2002	2001

Net revenues	$18,477	$12,786	$53,753	$43,145
Costs and expenses:
Cost of revenues	13,602	9,835	39,817	32,954
Research & development	162	124	497	381
Selling, general and administrative	3,488	3,325	10,405	10,015
Other expense (income), net	106	(86)	39	(283)
Interest expense	52	97	185	323

Total costs and expenses	17,410	13,295	50,943	43,390

Earnings (loss) continuing operations before income taxes and minority interest	1,067	(509)	2,810	(245)
Provision for income taxes	390	(208)	1,086	(64)
Minority shareholder’s interest in earnings of subsidiary	(1)	(2)	(7)	(6)

Net earnings (loss) from continuing operations	678	(299)	1,731	(175)

See notes to consolidated financial statements

McRae Industries, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended

	April 27,	April 28,	April 27,	April 28,
	2002	2001	2002	2001

Discontinued operations:
(see Note C)
Income (loss) from operations of discontinued business	0	(2)	0	41
Income tax benefit (expense)	0	1	0	(16)
Estimated loss on disposal of business, net of income tax benefit of $185,000 in fiscal 2001	0	0	0	(290)

Net earnings (loss)	$678	$(300)	$1,731	$(440)

Net earnings (loss) per common share-basic:
Earnings (loss) from continuing operations	$.24	$(.11)	$.63	$(.06)
Discontinued operations	.00	(.00)	.00	(.10)

Net earnings (loss)	$.24	$(.11)	$.63	$(.16)

Weighted average number of common shares outstanding	2,768,499	2,768,499	2,768,499	2,768,499

See notes to condensed consolidated financial statements

McRae Industries, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended

	April 27, 2002	April 28, 2001

Net cash provided by (used in) operating activities	$365	$(210)

Cash flows from investing activities:
Proceeds from sale of land	0	9
Proceeds from sale of securities	0	56
Purchase of land investment	0	(16)
Purchase of minority interest	0	(605)
Proceeds from sales of assets	104	70
Net collections from related parties	13	129
Capital expenditures	(1,244)	(895)
Purchase of brand name	(800)	0
Purchase of officer life insurance	(210)	(211)
Net collections of long-term receivables	67	143

Net cash used in investing activities	(2,070)	(1,320)

Cash flows from financing activities:
Principal repayments of notes payable	(446)	(203)
Dividends paid	(280)	(428)

Net cash used in financing activities	(726)	(631)

Net decrease in cash and cash equivalents	(2,431)	(2,161)
Cash and cash equivalents at beginning of period	7,341	7,219

Cash and cash equivalents at end of period	$4,910	$5,058

See notes to condensed consolidated financial statements

McRae Industries, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended April 27, 2002 are not necessarily indicative of the results that may be expected for the year ending August 3, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the McRae Industries, Inc. Annual Report on Form 10-K for the year ended July 28, 2001.

NOTE B — INVENTORIES

An actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to change based on the final year-end LIFO inventory valuation.

The components of inventory consist of the following (in thousands):

	April 27, 2002	July 28, 2001

Raw materials	$2,653,000	$2,843,000
Work-in-process	648,000	746,000
Finished goods	10,314,000	10,217,000

	$13,615,000	$13,806,000

NOTE C – DISCONTINUED OPERATIONS OF BUSINESS SEGMENT

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

NOTE D — SUBSEQUENT EVENTS

On June 5, 2002, the Company declared a cash dividend of $.05 cents per share on its Class A Common Stock payable on June 28, 2002 to shareholders of record on June 14, 2002.

NOTE E – SUMMARY OF BUSINESS SEGMENTS

	Three Months Ended		Nine Months Ended

	April 27,	April 28,	April 27,	April 28,
	2002	2001	2002	2001

(Dollars in Thousands)

Net revenues
Bar Code	$3,033	$2,973	$7,810	$10,020
Office Products	4,893	3,700	17,072	13,106
Military Boots	5,063	3,693	15,009	12,997
Western/Work Boots	5,562	2,422	14,236	7,146
Eliminations/Other	(74)	(2)	(374)	(124)

	18,477	12,786	53,753	43,145

Net earnings (loss) from continuing operations
Bar Code	(184)	(464)	(1,186)	(922)
Office Products	(62)	(482)	194	(1,234)
Military Boots	1,135	687	3,622	2,476
Western/Work Boots	57	(396)	(186)	(985)
Eliminations/Other	121	146	366	420

	1,067	(509)	2,810	(245)
Provision for income taxes (benefit)	390	(208)	1,086	(64)
Minority shareholder’s interest	(1)	(2)	(7)	(6)
Earnings (loss) from discontinued operations	0	(1)	0	(265)

Net earnings (loss)	$678	$(300)	$1,731	$(440)

McRae Industries, Inc. and Subsidiaries

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                 OF OPERATIONS

The following discussion should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and notes thereto beginning on page 3, and with the Company’s Annual Report on Form 10-K for the fiscal year ended July 28, 2001, including the financial information and management’s discussion and analysis contained therein.

FINANCIAL CONDITION AND LIQUIDITY

The Company’s financial condition remained strong as of the end of the third fiscal quarter of 2002. Cash and cash equivalents totaled approximately $4.9 million up from approximately $3.1 million as of the end of the second fiscal quarter of 2002. Working capital climbed to $21.9 million from $21.1 million at the end of the second quarter and the current ratio remained steady at 3.9 to 1.

Operating activities for the first nine months of fiscal 2002 contributed approximately $365,000 of cash. Net income from operations, adjusted for depreciation and amortization, provided a positive cash flow of approximately $3.0 million. The increase in trade accounts receivable used approximately $4.7 million of cash primarily attributable to higher demand for military and western boot products and the timing of customer payments for the office products and bar code businesses. The quality of the outstanding receivables remained good, although the average collection days increased to 50 days from 47 days as of the end of the second fiscal quarter of 2002 as a result of the timing of collection for military boots and office equipment and the impact of longer payment terms for retailers in the western boot business. The investment in capitalized leases associated with the office equipment business provided approximately $413,000 of cash as equipment funding is placed with outside finance companies. Prior year income tax refunds and the timing of current year tax liabilities contributed a positive cash flow of approximately $902,000.

Investing activities for the first nine months of fiscal 2002 used approximately $2.1 million of cash. The purchase of the Dan Post® brand name and related assets as described in the 10-Q for the first quarter of fiscal 2002 used approximately $1.1 million of cash. Additional capital expenditures amounting to approximately $900,000 consisted primarily of rental and office equipment for the office equipment business and production equipment for the footwear businesses. During the current quarter, the western boot business realized cash proceeds of $104,000 from the sale of the Dresden, Tennessee warehouse facility. This warehouse facility was replaced by a leased 77,000 square foot facility in Waverly, Tennessee. Investment in officer life insurance policies used approximately $210,000 of cash.

The Company made quarterly dividend and monthly long-term debt principal payments of approximately $280,000 and $446,000, respectively.

The Company has two lines of credit with a bank totaling $4.75 million, all of which was available at April 27, 2002. It is management’s opinion that the future cash flows from operations, currently available cash and cash equivalents, and unused lines of credit will be sufficient to meet the Company’s foreseeable working capital; capital expenditures; and debt payment requirements of approximately $59,000 per month on the Company’s $4.6 million long-term debt. In addition, the Company’s management is currently developing a financing strategy designed to fund a potential 25% to 50% increase in sales of western boot products for the first and second quarters of fiscal 2003.

THIRD QUARTER FISCAL 2002 COMPARED TO THIRD QUARTER FISCAL 2001

Consolidated net revenues for the third quarter of fiscal 2002 totaled $18.5 million, an increase of 44.5% over the consolidated net revenues reported for the third quarter of fiscal 2001. Consolidated gross profit increased approximately 63%, from $3.0 million reported for third quarter of fiscal 2001 to $4.9 million for the same period of fiscal 2002.

Consolidated gross profit as a percentage of net revenues for the third quarter of fiscal 2002 amounted to 26.4%, up 14% from the 23.1% reported for the third quarter of fiscal 2001. Selling, general and administrative (SG&A) expenses increased approximately 5.0% for the third quarter of fiscal 2002 as compared to the third quarter of fiscal 2001. Consolidated net earnings for the third quarter amounted to $678,000 compared to the net loss of $300,000 reported for the third quarter of fiscal 2001.

Bar Code Business

Net revenues and gross profits for the bar code business were relatively flat at approximately $3.0 million and $900,000, respectively, for the comparative third quarters of fiscal 2002 and 2001 primarily as a result of continued depressed economic activity and increased competitive pressures. SG&A expenditures for the third quarter of fiscal 2002 were $1.0 million, down 23% from the $1.3 million reported for the third quarter of fiscal 2001 primarily attributable to reduced sales and administrative salaries and related benefit costs; lower travel expenditures; and decreased advertising and marketing expenses. The increase in research and development costs for the comparative third quarters resulted from additional work to complete the Apex IV product. The low sales volume and higher research and development costs in the third quarter of fiscal 2002 resulted in a net loss of $184,000, down from the net loss of $464,000 reported for the third quarter of fiscal 2001.

Office Products Business

Net revenues for the office products business totaled $4.9 million for the third quarter of fiscal 2002 as compared to $3.7 million for the same period of fiscal 2001. This increase in net revenues resulted primarily from higher equipment sales and copy revenue generated from a greater quantity of copies made under the county-wide school system cost per copy program. The increase in gross profit from $901,000 for the third quarter of fiscal 2001 to $1.15 million for the third quarter of fiscal 2002 was primarily attributable to the growth in net revenue. Gross profit as a percentage of net revenues decreased slightly for the comparative quarters as lower margin cost per copy programs made up a greater portion of the overall sales mix. SG&A expenses decreased approximately 10%, down from $1.34 million for the third quarter of fiscal 2001 to $1.2 million for the third quarter of fiscal 2002 because of lower sales salaries and related benefits attributable to a reduction in the commercial sales force. The net loss of $62,000 for the third quarter of fiscal 2002 was significantly lower than the net loss of $462,000 reported for the same quarter of fiscal 2001 as a result of the increased revenues and lower SG&A expenditures.

Military Boot Business

Military boot business net revenues for the third quarter of fiscal 2002 amounted to $5.1 million as compared to $3.7 million for the same period of fiscal 2001. This 38% growth in net revenues was primarily the result of increased requirements for military combat boots by the U. S. Government (Government) after the tragic events of September 11th. Gross profit totaled $1.3 million for the third quarter of fiscal 2002, up from the $817,000 for the prior year’s third quarter and was primarily the result of higher net revenues and lower unit costs produced by efficiencies associated with larger production runs. SG&A expenses increased by approximately $60,000 because of increased staff and employee benefit costs. Net earnings for the third quarter of fiscal 2002 totaled $1.14 million as compared to $687,000 for the same period of fiscal 2001 primarily attributable to the increase in net revenues.

The Company’s most recent contract (the Contract) with the Government, which was set to expire on April 15, 2002, was recently extended through July 19, 2002. The Contract extension provides for a maximum order of military combat boots of 216,000 pair and a minimum order quantity of 103,676 pair consisting of the three current styles of direct molded sole boots covered by the Contract. These boots are scheduled for delivery during the Company’s first and second quarters of fiscal 2003 and will have between a $6.3 million and $13.1 million impact on revenues. The Government solicitation to replace its expiring direct molded sole contracts, including the Contract, is still undergoing bid review. The Company has submitted a bid covering two styles of military combat boots for which there are no construction specification changes. However, the solicitation for the new design standard issue combat boot which will replace the current molded style, which has historically accounted for a majority of the Government’s order under the Contract, has been delayed. Although this new boot style, whose construction specifications now include a waterproof membrane, is not compatible with the Company’s current manufacturing process, the Company is positioned to manufacture the new membrane boot style and has submitted a bid against this offer. There are no assurances, however, that the Company will be successful in obtaining either contract. The Company’s operating results could be materially adversely affected if it is not successful in obtaining either of these contracts to produce boots for the Government.

Western/Work Boot Business

Western/work boot business net revenues for the third quarter of fiscal 2002 totaled $5.6 million, an increase of 133% over net revenues of $2.4 million reported for the third quarter of fiscal 2001. This growth in net revenues was primarily attributable to strong demand for the Company’s branded western and fashion footwear products driven in part by the Company’s acquisition of the Dingo® and Dan Post® brand names in June and October, 2001, respectively. Gross profit for the current reporting quarter totaled $1.4 million, a 348% increase over the $318,000 reported for the third quarter of fiscal 2001. Gross profit as a percentage of net revenues grew from 13.1% for the third quarter of fiscal 2001 to 25.6 % for the third quarter of fiscal 2002 as a result of the higher margin branded products making up a larger portion of the overall sales mix. SG&A expenses for the third quarter of fiscal 2002 amounted to $1.1 million; up from the $546,000 for the third quarter of fiscal 2001 primarily due to larger sales commissions, higher advertising and promotional expenses, expanded administrative support costs, and increased professional fees. Net earnings for the third quarter of fiscal 2002 totaled $57,000 as compared to a net loss for the third quarter of fiscal 2001. This improvement in net earnings was primarily attributable to the increase in net revenues and the higher margins associated with the sales of branded products.

Discontinued Operations

The discontinued operations of the printing and packaging business had no impact on the third quarter of fiscal 2002 and had only a minimal impact on the third quarter of fiscal 2001.

FIRST NINE MONTHS FISCAL 2002 COMPARED TO FIRST NINE MONTHS FISCAL 2001

Consolidated net revenues for the first nine months of fiscal 2002 totaled $53.8 million, an increase of approximately 25% over the $43.1 million reported for the first nine months of fiscal 2001. Gross profit grew from $10.2 million for the first nine months of fiscal 2001 to $13.9 million for the first nine months of fiscal 2002. As a percentage of net revenues, gross profit improved nearly 10%, to 25.9% for the current nine-month reporting period up from 23.6% for the first nine months of fiscal 2001. SG&A expenses were only slightly higher, totaling $10.4 million for the first nine months of fiscal 2002 as compared to $10.0 million for the same period of fiscal 2001. Net earnings amounted to $1.7 million for the first nine months of fiscal 2002 as compared to a $440,000 loss for the first nine months of fiscal 2001.

Bar Code Business

Net revenues for the bar code business for the first nine months of fiscal 2002 totaled $7.8 million, down 22% from the $10.0 million reported for the first nine months of fiscal 2001. This decrease in net revenues was primarily attributable to the economic slowdown and increased market competition. Lower net revenues had a negative impact on gross profit as gross profit fell from $3.1 million for the first nine months of fiscal 2001 to $2.4 for the first nine months of fiscal 2002. Gross profit as a percentage of net revenues remained fairly constant over the two nine month fiscal year periods. SG&A expenses for the current nine-month reporting period amounted to $3.1 million, down from the $3.8 million for the first nine months of fiscal 2001. This decrease in SG&A expenditures was the result of down sizing the work force, lower group health insurance costs, reduced travel and related expenses, and other cost containment initiatives. The net loss for the first nine months of fiscal 2002 amounted to $1.2 million as compared to a net loss of $922,000 for the first nine months of fiscal 2001 and was primarily attributable to the decrease in net revenues.

Office Products Business

Office products business net revenues for the first nine months of fiscal 2002 amounted to $17.1 million as compared to $13.1 million for same period of fiscal 2001. This 30% growth in revenues was primarily attributable to the continued expansion of the county-wide school system cost per copy program. Gross profit for the first nine months of fiscal 2002 totaled $4.1 million, up 35% over the $3.0 million for the first nine months of fiscal 2001 as result of the increase in revenues. SG&A expenses for the first nine months of fiscal 2002 were $3.9 million, down slightly from the $4.1 million for the first nine months of fiscal 2001, primarily as a result of lower sales salaries and equipment rental expenses. The increase in net revenues and lower SG&A expenses produced net earnings of $194,000 for the first nine months of fiscal 2002 as compared to a net loss of $1.2 million for the same period of fiscal 2001.

Military Boot Business

Military boot business net revenues for the first nine months of fiscal 2002 totaled $15.0 million as compared to $13.0 million for the first nine months of fiscal 2001. This growth in net revenues was primarily the result of increased U.S. Government requirements for military combat boots to support the actions taken by the military to support the war on terrorism. Gross profit for the first nine months of fiscal 2002 amounted to $4.2 million, up from the $2.9 million for the same period of fiscal 2001. Gross profit as a percentage of net revenues was up 23% for the current reporting period as compared to the same prior year period. The increase in gross profit resulted from higher combat boot sales and manufacturing efficiencies that reduced per unit costs. SG&A expenses were slightly higher for the current nine-month period as a result of increased staff and employee benefit costs. Net earnings for the first nine months of fiscal 2002 totaled $3.6 million, an increase of $1.1 million over the net earnings for the first nine months of fiscal 2001. This improvement in net earnings was primarily the result of increased military boot sales and lower per unit production costs.

Western/Work Boot Business

Western/work boot business net revenues for the first nine months of fiscal 2002 were $14.2 million, almost a 100% improvement over the $7.1 million for the same period of fiscal 2001. This increase in net revenues was primarily attributable to strong demand for the branded western and fashion footwear products that were added to the product mix during the current fiscal year. Gross margins for the first nine months of fiscal 2002 totaled $3.3 million as compared to $1.2 million for the first nine months of fiscal 2001. Gross margin as a percentage of net revenues grew from 16.7% for the first nine months of fiscal 2001 to 23.3% for the same current year period. These improvements resulted primarily from higher net revenues and the positive impact of the higher margin branded western and fashion footwear in the overall sales mix. SG&A expenditures amounted to $2.9 million for the first nine months of fiscal 2002, up from $1.6 million for the previous fiscal year’s first nine months. This rise in costs was primarily attributable to increases in sales commissions, advertising, warehouse rental, administrative salaries, and professional fees related primarily to the brand name acquisitions. The net loss for the first nine months of fiscal 2002 totaled $186,000, a significant improvement over the net loss of $985,000 reported for the first nine months of fiscal 2001. This improvement resulted primarily from increased net revenues and gross margins.

Discontinued Operations

The discontinued printing and packaging business had no affect on the results of operations for the first nine months of fiscal 2002. Net revenues and operating profit for the first nine months of fiscal 2001 amounted to $1.9 million and $25,000, respectively. An estimated loss on discontinuance of this business amounting to $290,000, net of the tax benefit, was reserved in the first quarter of fiscal 2001. This business ceased normal operations on April 28, 2001.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, SFAS No. 142, “Goodwill and Other Intangible Assets”, was issued and established the accounting and reporting standards for acquired goodwill and other intangible assets. SFAS No. 142 is effective for the Registrant for fiscal years beginning after December 15, 2001. The Registrant is evaluating the effects of this pronouncement on recorded goodwill and trade names.

In July 2001, SFAS No. 143, “Accounting for Asset Retirement Obligations”, was issued and established the accounting and reporting standards associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective for the Registrant for fiscal years beginning after June 15, 2002. The Registrant currently has no assets subject to the provisions of this statement.

In August 2001, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, was issued and established the accounting and reporting requirements associated with long-lived asset impairment and disposal. SFAS No. 144 is effective for the Registrant for fiscal years beginning after December 15, 2001. The Registrant is evaluating the effects of this pronouncement on its long-lived assets.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Interim Report includes certain forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including but not limited to statements about the Company’s ability to meet future working capital, capital expenditure, and debt repayment requirements. These forward-looking statements involve certain risks and uncertainties, including but not limited to the effect of acquisitions, the ability to meet additional financing requirements, the successful development and marketing of new products and services, the effect of competitive products and pricing, risks unique to selling goods to the U.S. Government (including the impact of the war on terrorism, termination of the Contract and changes in the types of military boots used by the U.S. Government), and the effect of general economic conditions, that could cause actual results to differ materially from those in such forward-looking statements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the impact of interest rate changes due to its aggregate $4.75 million lines of credit and a term loan through its wholly owned subsidiary, American West Trading Company. As of April 27, 2002, there was no outstanding indebtedness under the lines of credit and $4.6 million was outstanding on the term loan. The Company does not buy or sell derivative financial instruments for trading purposes. Borrowings under the Company’s credit facilities described above bear interest at rates based upon the “Prime Rate” or “Prime Rate” less a margin of one-half percent offered by the applicable lender. The Company has not entered into any swap agreements or engaged in any other hedging activities with respect to this variable rate indebtedness. A 10% increase in the interest rates under the Company’s credit facilities would increase annual interest expense by approximately $22,000 (assuming the Company’s aggregate borrowings under the credit facilities averaged $4.6 million during a fiscal year).

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings

The Company is not currently party to any material legal proceedings. However, from time to time the Company is party to various legal proceedings incidental to its business.

Items 2, 3, 4, and 5.

These items are not applicable and have been omitted.

Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits

3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form S-14, Registration N. 2-85908)

3.2	Amendment to the Certificate of Incorporation (Incorporated by reference to Exhibit 3 to the Registrant’s Form 10-K for the year ended August 1, 1987)

3.3	Amendment to the Bylaws of the Registrant effective September 10, 1993 (Incorporated by reference to Exhibit 3.3 to the Registrant’s Form 10-K for the fiscal year ended July 31, 1993)

3.4	Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.4 to the Registrant’s Form 10-K for the fiscal year ended July 31, 1993)

3.5	Amendment to Bylaws (Incorporated by reference to Exhibit 3.5 to the Registrant’s Form 10-K for the fiscal year ended July 29, 2000)

(b)   No reports on Form 8-K were filed during the quarter ended April 27, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McRae Industries, Inc. (Registrant)

Date: June 11, 2002	By:	/s/ D. Gary McRae

D. Gary McRae President and CEO (Principal Executive Officer)

Date: June 11, 2002	By:	/s/ Marvin G. Kiser, Sr.

Marvin G. Kiser, Sr. (Principal Accounting Officer)