Form 10-K
period 2002-08-03
MCRAE INDUSTRIES INC
filed 2002-11-01
CIK 729284

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 3, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☐

The aggregate market value of shares of the Registrant’s $1 par value Class A and Class B Common Stock held by non-affiliates as of October 25, 2002 was approximately $10,666,000 and $2,321,000, respectively. On October 25, 2002, 1,879,072 Class A shares and 889,427 Class B                     shares of the Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual shareholders meeting to be held on December 19, 2002 are incorporated by reference into Parts II and III.

Part I

ITEM 1. BUSINESS

McRae Industries, Inc., (the “Company”, which may be referred to as “we”, “us” or “our”), is a Delaware corporation organized in 1983 and is the successor to a North Carolina corporation organized in 1959. Our principal lines of business are: manufacturing and selling bar code reading and related printing devices; manufacturing and selling military combat boots, western and work boots; and selling, leasing, and servicing office equipment. Our commercial printing and packaging business was discontinued during fiscal 2001. Additional financial information about these lines of business can be found in Note 16 to the financial statements.

Bar Code Operations

Our bar code unit manufactures and sells bar code reading and printing devices and other items related to optical data collection, including licensing and selling computer software through Compsee, Inc. (Compsee), a 99% owned subsidiary. Compsee markets, sells, and services its products directly through sales centers located throughout the United States.

Compsee designs and manufactures QuickReader and QuickLink bar code readers. Principal materials used in Compsee’s assembly operations consist of various electrical and electronic components that are readily available from a number of sources. Compsee’s portable bar code scanner equipment includes the APEX II, which was introduced in fiscal 1996, and the APEX III, which was introduced in fiscal 2001. These products were well received in the market and provided 19%, 13%, and 10% of Compsee sales for fiscal 2002, 2001, and 2000, respectively. During fiscal 2000 Compsee purchased an enterprise integration software program that enhances and facilitates mobile bar code applications. This software allows customers to develop wireless system applications quickly and efficiently. During the last half of fiscal 2001, Compsee introduced the APEX III portable data collector. This product provides batch and wireless data collection capability. The APEX IV portable data collection unit was introduced to the market during the first quarter of fiscal 2003. This unit is a more rugged, pistol grip version of the APEX III product. The markets in which this business unit operates are generally highly competitive. We are not aware of any reliable statistics that would enable us to determine the relative position of Compsee or its products within the industry. Competition in the industry is principally based on product features, customer service, and price. Our major competitors in the industry include PSC, Unitech, and Handheld Products.

Net revenues derived from this unit in fiscal 2002, 2001, and 2000 were 15%, 22%, and 29% of the Company’s consolidated net revenues, respectively. QuickReader, QuickLink, and Turbowedge bar code readers developed and marketed by Compsee accounted for 9%, 11%, and 11% of Compsee’s net revenues for fiscal 2002, 2001, and 2000, respectively, and for 1%, 3%, and 3% of the Company’s consolidated net revenues during fiscal 2002, 2001, and 2000, respectively.

Footwear Manufacturing

Our footwear manufacturing operations include the manufacture and sale of military combat boots. We have manufactured direct molded sole military combat boots for the United States Government (the Government) since 1966. On April 30, 1996, we acquired American West Trading Company (American West), which manufactures western and work boots, and has manufactured military dress oxfords and military safety boots.

Whenever the Government determines a need for combat boots it solicits bid responses from U.S. boot manufacturers. The solicitation process typically includes the evaluation by the Government of written technical and cost proposals. The Government awards contracts on negotiated per pair contract prices based on actual and estimated allowable costs plus a reasonable profit margin. This profit margin is subject to the Government’s determination that the prices are “fair” and “reasonable.” All recent Government contracts for vulcanized military boots have been awarded to four manufacturers including us.

We currently provide military boots to the Government under a contract dated April 15, 1997 (the Contract). In September 2001, the Government awarded us a contract that required us to increase our production levels of military combat boots as a result of the anticipated deployment of troops in the war on terrorism. The increased production levels represented a significant increase over the quantities normally purchased by the Government under the Contract.

The Contract, which was set to expire on April 15, 2002, has been extended twice. The first extension extended the Contract ordering period through July 19, 2002 and provided for a minimum order of military combat boots of 103,676 pair consisting of the three current styles of direct molded sole boots covered by the Contract. These boots are scheduled for delivery during the first and second quarters of fiscal 2003 and will have an approximate $6.3 million impact on revenues. The second extension extended the Contract ordering period through December 31, 2002 and provided for a minimum order quantity of 45,000 pair and a maximum order quantity of 80,000 pair. Based on orders received to date, we expect this Contract extension to have a $5.1 million impact on revenues. The Government has issued two solicitations for future military combat boot requirements. One solicitation covers the three current styles of military combat boots. The second solicitation covers the newly adopted infantry combat boot, which incorporates a waterproof membrane construction. This boot will replace the current vulcanized style of standard issue combat boot that has historically accounted for the majority of the Government’s order under the Contract. We have submitted bids for both solicitations and are awaiting the Government’s award decisions, which we expect to occur in November 2002. There are no assurances, however, that we will be successful in obtaining either of these contracts to produce boots for the Government.

No one company dominates the Government military boot industry. Our major competitors in the direct molded sole military boot market include Wellco, Inc., Belleville Shoe Manufacturing Company, and Altama Delta Corporation. Price, quality, manufacturing efficiency, and delivery are the areas we emphasize to strengthen our competitive position. We also sell boots to civilian and other military customers including other countries. Military boot sales under the Government contract were $14.3 million, $11.7 million, and $7.2 million, for fiscal 2002, 2001, and 2000, respectively. Such sales constituted 19%, 20%, and 13% of consolidated net revenues in fiscal 2002, 2001, and 2000, respectively. Sales of military boots to foreign countries were $4.9 million, $4.6 million, and $4.7 million for the past three fiscal years, respectively. For fiscal 2002, all of our foreign country sales were to Israel as compared to 89% for fiscal 2001.

Our contracts with the Government are subject to partial or complete termination under certain specified circumstances including, but not limited to, the following: for the convenience of the Government, for the lack of funding, and for our actual or anticipated failure to perform our contractual obligations. If a contract is partially or completely terminated for its convenience, the Government is required to negotiate a settlement with us to cover costs already incurred. We have never had a contract either partially or completely terminated.

Leather and synthetic rubber are the principal material components used in the boot manufacturing process. Pursuant to Government contracts for military combat boots, all materials used in manufacturing these boots must be and are produced in the

United States and must be certified as conforming to military specifications. The synthetic rubber we use in our military combat boots is available from only one domestic supplier. Therefore, if this domestic supplier is not able to provide us with synthetic rubber, it would be necessary for us to get an exemption from the Government to purchase this material in the foreign market.

We have a technical assistance agreement with Ro-Search, Inc., a subsidiary of Wellco, Inc., a competitor to whom we pay a fee for each pair of direct molded sole boots we produce.

Dan Post Boot Company (Dan Post) (formerly American West) designs, manufactures, sells, and distributes western and work boots for men, women, and children. Dan Post utilizes seasoned and highly respected independent sales representatives to market and sell its boots nationwide to major retail discount stores, regional specialty chain stores, major western boot distributors and direct mail catalogs. The boots are marketed primarily under the retailer’s private label and under the “Dan Post”, “Dingo” and “American West Trading” brands.

On June 29, 2001, Dan Post acquired the Dingo brand name and certain inventory from Lucchese, Inc., a wholly owned subsidiary of Arena Brands, Inc. The Dingo footwear line provides a “lifestyle” product to supplement our western boot products. Also, in early October 2001, we purchased the Dan Post brand name and certain inventory from Lucchese, Inc. The Dan Post brand is a high quality, traditional western product and is well recognized by both retailers and consumers. This addition to the product mix allows us to compete in the hand crafted boot market.

In addition to the western and work boot product lines, in fiscal 1997 we began producing two styles of military footwear (military dress oxfords and military safety shoes) and can bid on future “welt” construction military solicitations to supplement the western boot product lines. We had no sales of military footwear (excluding direct molded sole boots) in fiscal 2002 as compared to $520,000, and $734,000 in fiscal 2001 and 2000, respectively.

During fiscal 2000, we expanded our western boot product line with imported children’s boots from India and China. In addition, we import western boots for adults from Brazil, Mexico, and China.

During fiscal 1997, we consolidated all our western and work boots manufacturing operations into our Waverly, Tennessee facility. We sold our Dresden, Tennessee facility during fiscal 2002 and moved the storage, warehouse, and shipping functions housed at this facility to a 77,000 square foot leased facility in Waverly, Tennessee. The “upper” parts of boots produced at our plant are constructed from leather and/or synthetic material and the sole and heels consist of either leather, rubber and/or rubber-plastic blended material. All raw materials necessary for manufacturing the boots are readily available from several suppliers, both domestic and foreign.

The western and work boot markets are highly competitive. We are not aware of any reliable statistics that would enable us to determine our relevant position within the industry; however, we believe we have established a solid position in the market for all price ranges.

Dan Post manages its manufacturing and inventory according to the seasonality of its business, which tends to have higher sales occurring generally in the fall and winter months. Dan Post contributed $19.4 million, $9.4 million, and $7.9 million of consolidated net revenues for fiscal 2002, 2001, and 2000, respectively.

The Company’s backlog of firm orders for military combat boots at August 3, 2002 and July 28, 2001 totaled approximately $5.5 million and $3 million, respectively. We expect to fill all of the backlog as of August 3, 2002 during the current fiscal year. The backlog of firm orders for western and work boots at August 3, 2002 and July 28, 2001 totaled approximately $2.6 million and $1.4 million, respectively. We expect to fill all of the backlog as of August 3, 2002 during the current fiscal year.

Net revenues derived from the military combat boot segment in fiscal 2002, 2001, and 2000 were 27%, 29%, and 21%, respectively, of the Company’s consolidated net revenues.

Net revenues derived from the western and work boot segment in fiscal 2002, 2001, and 2000 were 25%, 16%, and 14%, respectively, of the Company’s consolidated net revenues.

Office Products

McRae Office Solutions, Inc. (Office Solutions), formerly McRae Graphics, Inc., a wholly owned subsidiary, is a non-exclusive distributor of Toshiba photocopier and facsimile machines in North Carolina and parts of Virginia and South Carolina. Office Solutions operates eight district sales offices throughout the state of North Carolina. Office Solutions is also a distributor in North Carolina of RISO digital duplicators. During fiscal 2002, the OKI color copier line was added to the product mix. Machines, components, and certain supplies sold by Office Solutions during fiscal 2002 are generally available only from Toshiba, RISO and OKI.

Office Solutions has three primary channels of distribution for its products. The first channel is providing equipment to North Carolina state agencies by being a preferred vendor for the State of North Carolina. The state contract business accounted for 6.1%, 6.1%, and 0.7% of Office Solutions net revenues for fiscal 2002, 2001, and 2000, respectively.

The second channel is the Special Markets Group, which focuses on school systems throughout the state of North Carolina. These school systems, many of which are county-wide, pay a specified price for each copy made. This price covers the equipment, service, and supply costs. Currently, we have equipment in 1,200 schools that generate over 1 billion copies per year. The Special Markets Group accounted for 60.1%, 50.0%, and 43.7% of Office Solutions net revenues for fiscal 2002, 2001, and 2000, respectively.

The third channel is the Commercial Accounts Market. This group targets religious organizations and small to mid-size companies and offers its customers an efficient, cost-effective solution for their print ministries and general office printing requirements. The Commercial Accounts group provided 33.8%, 43.9%, and 55.6% of Office Solutions net revenues for fiscal 2002, 2001, and 2000, respectively.

In fiscal 2000, Office Solutions purchased the rights to a software package designed to scan, store, and provide easy retrieval of various document types. During fiscal 2001 and 2002 this software was reformatted to conform with current technology. This product is expected to be part of the product mix in fiscal 2003.

The office products business is generally highly competitive, with price and service being the dominant factors. We are not aware of any reliable statistics that would indicate our relative position within this industry in the geographical area in which we compete.

Net revenues derived from the office products segment during fiscal 2002, 2001, and 2000 were 33%, 33%, and 36%, respectively, of the Company’s consolidated net revenues.

Other Businesses

The Company’s Financing and Leasing Division manages our short-term investments and marketable securities. This division is also engaged in equipment leasing and the financing of receivables for other businesses and individuals.

Foreign Sales

Our only business that experiences significant foreign sales is the military boot business. Sales of military boots to foreign countries were $4.9 million (24.4% of total military boot sales), $4.6 million (27.4%) and $4.7 million (37.9%) during fiscal 2002, 2001, and 2000, respectively. In fiscal 2002, all of our foreign country sales were to Israel as compared to 89% in fiscal 2001.

Other Investment Interests

We own approximately 13% of the outstanding Common Stock and all of the outstanding 20% cumulative convertible preferred stock of American Mortgage and Investment Company (AMIC). In addition, at August 3, 2002 we had a total of $395,000 of notes and accounts receivable due from AMIC. AMIC is located in Charleston, South Carolina and is engaged in real estate development and sales, primarily lots for single family dwellings, in the coastal region of South Carolina. D. Gary McRae, President of the Company, is President of AMIC. During fiscal 2002 we received payments of approximately $107,000 from AMIC. At August 3, 2002, we had recorded investments in and advances to AMIC of approximately $395,000. AMIC has been operating under Chapter X of the United States Bankruptcy Act since 1974.

Environmental Regulation

We are subject to various laws and regulations concerning environmental matters and employee safety and health. We believe we are operating in substantial compliance with these laws and regulations.

Employment

As of August 3, 2002, we employed approximately 615 persons in all divisions and subsidiaries. None of our employees are represented by collective bargaining or a labor union. We consider our relationship with our employees to be good.

Financial Information about Operating Segments

Financial information for the past three fiscal years with respect to our operating segments are incorporated herein by reference to Note 16 to the consolidated financial statements included in this Report.

Research and Development

Research and development costs related to development of future bar code and imaging software products amounted to $1,045,000, $561,000, and $538,000 for fiscal 2002, 2001, and 2000, respectively.

ITEM 2. PROPERTIES

The following table describes the location, principal use, and approximate size of the principal facilities used in our business. Except for the Tennessee warehouse, which we lease, we own all of these facilities.

Location	Principal Use	Size

400 North Main Street	Corporate headquarters,	71,000 square feet

Mt. Gilead, N.C.	manufacturing, and sales

Highway 109 North	Footwear manufacturing	57,600 square feet

Mt. Gilead, N.C.

2500 Port Malabar Blvd.	Compsee bar code sales office	5,250 square feet

Palm Bay, Florida

Highway 109 North	Footwear warehouse	3,500 square feet

Mt. Gilead, N.C.

Highway 109	Footwear storage	11,200 square feet

Richmond County, N.C.

Highway 24-27	Footwear manufacturing and	35,000 square feet

Troy, N.C.	warehousing

Highway 109 North	Footwear storage	4,800 square feet

Mt. Gilead, N.C.

601 E. Railroad Street	Footwear manufacturing	71,520 square feet

Waverly, TN

5576 Highway 70 West	Footwear warehouse	77,000 square feet

Waverly, TN

In addition to these principal locations, we lease other sales offices throughout the United States. We also own approximately 500 acres of undeveloped land located in North Carolina on August 3, 2002 that is being held for investment purposes.

The Waverly, Tennessee facility is encumbered by a deed of trust in favor of The Fidelity Bank to secure a loan in the amount of approximately $4.2 million.

ITEM 3. LEGAL PROCEEDINGS

While from time to time we are engaged in litigation incidental to our business, we are not currently party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Each of our classes of Common Stock is traded on the American Stock Exchange (ticker symbols MRI.A and MRI.B). As of October 25, 2002, there were approximately 410 record holders of Class A Common Stock and approximately 381 record holders of the Class B Common Stock. High and low stock prices and dividends declared per share for the last two fiscal years were:

CLASS A COMMON STOCK:

	Fiscal 2002			Fiscal 2001

	Sales Price		Cash	Sales Price		Cash
			Dividends			Dividends
Quarter	High	Low	Declared	High	Low	Declared

First	$5.80	$3.50	$.05	$5.63	$4.75	$.09

Second	5.88	4.80	.05	5.38	4.88	.09

Third	5.98	5.30	.05	5.24	3.95	.05

Fourth	7.50	5.70	.06	4.25	3.85	.05

CLASS B COMMON STOCK:

	Fiscal 2002		Fiscal 2001

	Sales Price		Sales Price

Quarter	High	Low	High	Low

First	$5.55	$3.80	$5.75	$5.00

Second	5.60	4.95	5.38	5.13

Third	5.95	5.40	5.30	4.10

Fourth	7.40	5.85	4.25	3.90

While we have no formal policy with respect to payment of dividends, we expect to continue paying regular cash dividends on our Class A Common Stock. Dividends paid on Class B Common Stock, if any, must also be paid on Class A Common Stock in an equal amount. We did not pay any dividends on Class B Common Stock during the prior three fiscal years. There can be no assurance as to future dividends on either class of Common Stock, as the payment of any dividends is dependent on future actions of the Board of Directors, earnings, capital requirements, and financial condition of the Company.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following Selected Consolidated Financial Data of the Company presented below for each of the five years in the period indicated has been derived from our audited and consolidated financial statements. The Selected Consolidated Financial Data should be read in conjunction with the Consolidated Financial Statements and Notes thereto, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations”, and the other financial data included elsewhere herein.

Fiscal Years Ended	8-3-02	7-28-01	7-29-00	7-31-99	8-1-98

Income Statement Data:

Net revenues	$74,531,000	$57,145,000	$57,141,000	$48,289,000	$57,151,000

Net earnings (loss) from continuing operations	2,585,000	(571,000)	1,502,000	815,000	2,192,000

Net earnings (loss) from discontinued operations	—	(126,000)	(145,000)	(33,000)	73,000

Net earnings (loss)	2,585,000	(697,000)	1,357,000	782,000	2,265,000

Net earnings (loss) from continuing operations per common share:	0.93	(0.21)	0.54	0.29	0.79

Balance Sheet Data:

Total assets	$41,929,000	$38,977,000	$42,697,000	$39,951,000	$40,457,000

Long-term liabilities	3,900,000	4,598,000	5,057,000	5,280,000	5,594,000

Working capital	23,829,000	21,202,000	22,520,000	20,962,000	21,408,000

Shareholders’ equity	29,581,000	27,371,000	28,589,000	27,901,000	27,784,000

Weighted average number of common shares outstanding(a)	2,768,499	2,768,499	2,768,499	2,768,499	2,768,499

Cash dividends declared per common share(b)	$0.21	$0.28	$0.36	$0.36	$0.36

(a)	Includes both Class A and Class B Common Stock

(b)	Dividends were paid only on Class A Common Stock

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING ESTIMATES

Our timely preparation of financial reports and related disclosures requires us to use estimates and assumptions that may cause actual results to be materially different from our estimated results. Specifically, we use estimates when accounting for depreciation, amortization, cost per copy contract contingencies, useful lives for intangible assets, and asset valuation allowances (including those for bad debts, inventory, and deferred income tax asset valuation allowances). Our most critical accounting estimates include the following:

Contract Contingencies

Our office products business leases equipment (usually for a sixty-month period) to county-wide education systems and sells the lease to third party leasing companies. Under this program the school system is billed on a monthly, quarterly or annual basis at a specified rate for each copy they make. The cost per copy charged to the school system is designed to cover the equipment cost, supplies (except for paper and staples), service, and a finance charge. On a quarterly basis, on a program-by-program basis, we project an expected outcome over the life of the program. We use historical copy usage to predict the number of copies to be made over the remaining life of the program. We adjust this estimate of the number of expected future copies based on known factors that will influence copy rates in each program. We use historical service and supply costs incurred on each program to estimate future service and supply costs on a per copy basis. We adjust these estimated costs for known factors that will impact service and supplies in the future. We also estimate any other costs expected to be incurred such as deprecation on rental equipment. On programs where the sum of the estimated future costs exceeds the expected future revenue, we recognize a provision for losses.

Intangible Assets

We determine the utility of goodwill and trademarks based on estimated future cash flows and test for impairment in accordance with applicable accounting pronouncements. Effective August 4, 2002 we have adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”. Our intangible assets are not impaired under this pronouncement.

Inventories

Inventories are recorded at the lower of cost or market value. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast and demand requirements for the next twelve months. Actual demand and market conditions may be different from those projected by our management.

Revenue Recognition

The Government unilaterally modified the Company’s current boot contract to require a bill and hold procedure, on June 1, 2001. Under bill and hold, the Government issues a specific boot production order which, when completed and ready for shipment, is inspected and accepted by the Quality Assurance Representative (QAR), thereby transferring ownership to the Government. Under this contract modification, after inspection and acceptance by the QAR, the boots become “Government-owned property”. Also, after QAR inspection and acceptance, the Company invoices and receives payment from the Government, and warehouses and distributes the related boots against Government-issued requisition orders, which the Company receives five days per week. Government-owned boots stored in the Company’s warehouse are complete, including packaging and labeling. The bill and hold procedure requires physical segregation and specific identification of Government-owned boots, and because they are owned by the Government, the Company cannot use them to fill any other customers’ order. The Company has certain custodial responsibilities for these boots, including loss or damage, which the Company insures. The related insurance policies specifically provide that loss payment on finished stock and sold personal property completed and awaiting delivery is based on the Company’s selling price. In accordance with guidance issued under Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” revenues from bill and hold transactions are recognized at the time of acceptance by the QAR.

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current exposure together with assessing temporary differences resulting from differing treatment of items, such as leasing activity, allowances and depreciation, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

DESCRIPTION OF BUSINESS SEGMENTS

We have four primary business units: our bar code unit operates under the name Compsee, Inc. (Compsee); our office products unit operates under the name McRae Office Solutions, Inc. (Office Solutions); our military boot unit operates under the name McRae Footwear and our western and work boot unit operates under the name Dan Post Boot Company (Dan Post), formerly American West Trading Company. Our commercial printing unit, which was discontinued in fiscal 2001, operated under the name Rae-Print, Inc. We also operate other smaller businesses.

A summary of net revenues; gross profits; selling, general and administrative expenses; and operating profits of our major business units for fiscal years 2000 through 2002 is presented in the following table. Certain reclassifications have been made to the prior year amounts to conform with the current year presentation. In particular, the prior year amounts have been adjusted to reflect the discontinuance of the commercial printing unit in fiscal 2001.

	Fiscal Year			Percent change		Fiscal Year
	2002	2001	2000	over prior period		2002	2001	2000

	Dollars (In thousands)			2002	2001	Percent of Net Revenues

Net Revenues

Bar Code	$10,881	$12,454	$16,422	(12.6)	(24.2)	15	22	29

Office Products	24,732	18,640	20,678	32.7	(9.9)	33	33	36

Military Boots	20,030	16,792	12,395	19.3	35.5	27	29	21

Western/Work Boots	19,360	9,371	7,866	106.6	19.1	25	16	14

Eliminations/Other	(472)	(112)	(220)	NM	NM	0	0	0

Consolidated	$74,531	$57,145	$57,141	30.4	0.0	100	100	100

Gross Profit						Gross Profit Percentage

Bar Code	$3,124	$3,668	$5,319	(14.8)	(31.0)	29	29	32

Office Products	6,260	3,492	5,726	79.3	(39.0)	25	19	28

Military Boots	5,517	4,034	2,786	36.8	44.8	28	24	22

Western/Work Boots	4,911	1,715	1,106	186.4	55.1	25	18	14

Eliminations/Other	3	(27)	(74)	NM	NM	0	0	0

Consolidated	$19,815	$12,882	$14,863	53.8	(13.3)	27	23	26

Selling, General and Administrative Expenses						Percentage of Net Revenues

Bar Code	$4,971	$5,601	$5,525	(11.2)	1.4	46	45	34

Office Products	5,631	5,520	4,688	2.0	17.7	23	30	23

Military Boots	800	628	457	27.4	37.4	4	4	4

Western/Work Boots	3,912	2,265	1,648	72.7	37.4	20	24	21

Eliminations/Other	(59)	(84)	(22)	NM	NM	0	0	0

Consolidated	$15,255	$13,930	$12,296	9.5	13.3	21	25	22

Operating Profit (Loss)						Percentage of Net Revenues

Bar Code	$(1,847)	$(1,933)	$(206)	4.4	(838.3)	(17)	(16)	(2)

Office Products	629	(2,028)	1,038	131.0	(295.4)	2	(11)	5

Military Boots	4,717	3,406	2,329	38.5	46.2	24	20	18

Western/Work Boots	999	(550)	(542)	281.6	(1.5)	5	(6)	(7)

Eliminations/Other	62	57	(52)	NM	NM	0	0	0

Consolidated	$4,560	$(1,048)	$2,567	535.1	(140.8)	6	(2)	4

CONSOLIDATED RESULTS OF OPERATIONS, FISCAL 2002 COMPARED TO FISCAL 2001

Consolidated net revenues for fiscal 2002 climbed to a record level of $74.5 million, up 30.4% from the $57.1 million reported for fiscal 2001. This increase in consolidated net revenues was primarily the result of higher demand for military combat boots, western boots, and office products, partially offset by a 12.6% decrease in bar code business net revenues.

Consolidated gross profit grew to $19.8 million for fiscal 2002, up 53.8% from $12.8 million for fiscal 2001. Gross profit as a percentage of net revenues improved from 23% for fiscal 2001 to 27% for fiscal 2002. This increase in gross profit performance was primarily the result of increased revenues, lower per unit manufacturing costs, and the positive impact of increased high margin import product sales.

Consolidated selling, general and administrative (SG&A) expenses for fiscal 2002 were $15.3 million, an increase of 9.5% over the $13.9 million reported for fiscal 2001. This increase in SG&A expenses was primarily attributable to higher expenditures for research and development, professional fees, office and warehouse rentals, employee benefit costs, and write-offs associated with sales related computer software. As a percentage of consolidated net revenues, SG&A expenses for fiscal 2002 were 21% as compared to 25% for fiscal 2001.

As a result of the above, consolidated operating profit increased $5.6 million to $4.6 million for fiscal 2002 as compared to an operating loss of $1.0 million for fiscal 2001.

Our results of operations for fiscal 2002 were not impacted by the discontinuance of our commercial printing business that occurred in fiscal 2001. Operating results for fiscal 2001 and fiscal 2000 have been adjusted to reflect the discontinuance of the commercial printing unit.

BAR CODE UNIT RESULTS OF OPERATIONS, FISCAL 2002 COMPARED TO FISCAL 2001

Compsee is a manufacturer and distributor of bar code reading and printing devices, other peripheral equipment, and supplies related to optical data collection. Compsee markets, sells and services its products primarily through sales centers located throughout the United States. Compsee continues to explore new markets throughout the United States and other parts of the world.

Net revenues for fiscal 2002 were $10.9 million, a decrease of 12.6% from net revenues of $12.5 million for fiscal 2001. This decrease was primarily due to lower product demand resulting from a weak economy, increased competition and a delay in marketing the new APEX III product.

Primarily as a result of reduced net revenues, gross profit fell 14.8% to $3.1 million for fiscal 2002 as compared to $3.7 million for fiscal 2001. Gross profit as a percentage of net revenue was consistent at 29% for both fiscal 2002 and 2001 indicating that demand for higher margin manufactured bar code products continued to be depressed.

Selling, general and administrative (SG&A) expenses for fiscal 2002 were down 11.2%, to $5.0 million as compared to $5.6 million for fiscal 2001. The decline in SG&A expenses resulted primarily from lower salary and related costs associated with reduced sales, support and administrative staff. These reductions in SG&A costs were partially offset by a 30% increase in research and development expenditures included in SG&A, from $496,000 for fiscal 2001 to $646,000 for fiscal 2002. In addition, SG&A expenses were impacted by our write-off of our remaining $150,000 investment in software purchased in fiscal 2000 to enhance our “system” sales strategy. We considered this investment to be impaired because it is no longer used in our operations.

As a result of the above, operating loss for fiscal 2002 amounted to $1.8 million as compared to the operating loss of $1.9 million for fiscal 2001.

The bar code business continues to be a very competitive market. Success in this business is dependent on the introduction of new market-driven products in a growing economy. While the economic issues are beyond our control, continued spending on research and development to develop new products is of great importance. As a result, we expect to spend approximately $1.0 million in fiscal 2003 on research and development to enhance our product mix and improve our ability to meet the needs of our customers.

OFFICE PRODUCTS UNIT RESULTS OF OPERATIONS, FISCAL 2002 COMPARED TO FISCAL 2001

McRae Office Solutions distributes Toshiba photocopiers, Toshiba facsimile machines, RISO digital printing equipment, OKI color copiers and provides related service and supplies for these products throughout the state of North Carolina and parts of Virginia and South Carolina.

Net revenues for fiscal 2002 were $24.7 million, an increase of 32.7% over net revenues of $18.6 million for fiscal 2001. This increase in net revenues resulted from the continued expansion in the number of our county-wide educational programs, the successful renewal of older county-wide programs using a combination of both new and used equipment for an additional 60 month period, and higher supply and service revenues attributable to the growth in the number of units in service.

Gross profit for fiscal 2002 amounted to $6.3 million, an increase of 79.3% over the $3.5 million reported for fiscal 2001. This increase in gross profit resulted from higher net revenues and improved gross margins. Gross profit as a percentage of net revenues grew from 19% for fiscal 2001 to 25% for fiscal 2002 primarily as a result of the successful implementation of our renewal strategy associated with county-wide educational programs and the increase in higher margin supply and service revenues.

Selling, general and administrative (SG&A) expenses for fiscal 2002 were $5.6 million, up 2.0% from $5.5 million for fiscal 2001. This slight increase in SG&A expenses was due to research and development costs of approximately $399,000 related to the continued development of our imaging software. These expenses were partially offset by lower sales salaries, rental equipment, and advertising costs. As a percentage of net revenues, SG&A expenses were down from 30% for fiscal 2001 to 23% for fiscal 2002.

As a result of the above, operating profit increased $2.7 million, or 131.0%, to $629,000 for fiscal 2002 as compared to an operating loss of $2.0 million for fiscal 2001.

The office products business is an extremely competitive business. Our growth for the past several years was the result of successfully placing large quantities of office equipment in county-wide education systems. Continued growth in this business will be dependent on our ability to grow commercial market sales and to continue to successfully renew the county-wide education system programs that we currently service.

FOOTWEAR UNIT RESULTS OF OPERATIONS, FISCAL 2002 COMPARED TO FISCAL 2001

Our footwear business unit manufactures and distributes military combat boots, military dress shoes, military safety boots, western boots and work boots. Our military footwear is sold primarily to the U.S. Government and foreign governments, while our western and work boot products are sold as dress and casual wear for consumers. This business unit also imports western boots from several countries around the world.

Net revenues for the military combat boot business for fiscal 2002 increased 19.3%, to $20.0 million as compared to net revenues of $16.8 million for fiscal 2001. This growth in net revenues was primarily the result of increased requirements for military combat boots by the U.S. Government (Government) primarily related to the deployment of troops engaged in the war on terrorism. Military boot sales to foreign governments for fiscal 2002 were $4.9 million as compared to $4.6 million for fiscal 2001.

Gross profit for the military combat boot business for fiscal 2002 grew to $5.5 million, up 36.8% from $4.0 million for fiscal 2001. The increase in gross profit was due to higher military boot sales and lower unit costs related to fixed manufacturing costs being spread over higher production levels. Gross profit as a percentage of net revenues increased from 24% for fiscal 2001 to 28% for fiscal 2002 as a result of these lower unit costs.

Selling, general and administrative (SG&A) expenses for fiscal 2002 amounted to $800,000, up 27.4% from $628,000 for fiscal 2001. The increase in SG&A expenses was the result of additional selling expenses associated with the commercial military boot business and higher employee benefit costs. As a percentage of net revenues, SG&A expenses remained steady at 4% for fiscal 2002 and 2001, respectively.

As a result of the above, operating profit for the military combat boot business for fiscal 2002 grew $1.3 million, to $4.7 million as compared to $3.4 million for fiscal 2001.

We currently provide military boots to the Government under a contract dated April 15, 1997 (the Contract). In September 2001, the Government instructed us to increase our production levels of military combat boots as a result of the anticipated deployment of troops in the war on terrorism. The increased production levels represented a significant increase over the quantities normally purchased by the Government under the Contract. The Contract, which was set to expire on April 15, 2002, has been extended twice. The first extension extended the Contract ordering period through July 19, 2002 and provided for a minimum order of military combat boots of 103,676 pair consisting of the three current styles of direct molded sole boots covered by the Contract. These boots are scheduled for delivery during the first and second quarters of fiscal 2003 and will have an approximate $6.3 million impact on revenues. The second extension extended the Contract ordering period through December 31, 2002 and provided for a minimum order quantity pair and a maximum order quantity of 80,000 pair. Based on orders received to date, we expect this Contract extension to have a $5.1 million impact on revenues.

The Government has issued two solicitations to replace its expiring direct molded sole contracts, including the Contract. The first solicitation covers the three direct molded sole styles of vulcanized military combat boots. The second solicitation covers the newly adopted waterproof membrane type of standard issue combat boot, which will replace the current molded style standard issue combat boot that has historically accounted for the majority of the Government’s order under the Contract. We have submitted bids for both solicitations and are awaiting the Government’s award decisions, which we expect to occur in November 2002. There are no assurances, however, that we will be successful in obtaining either of these contracts to produce boots for the Government. The Company’s operating results could be materially adversely affected if it is not successful in obtaining either of these contracts to produce boots for the Government.

Our contracts with the Government are subject to partial or complete termination under certain specified circumstances including, but not limited to, the following: for the convenience of the Government, for the lack of funding, and for our actual or anticipated failure to perform our contractual obligations. If a contract is partially or completely terminated for its convenience, the Government is required to negotiate a settlement with us to cover costs already incurred. We have never had a contract either partially or completely terminated. However, if any such contract were either partially or completely terminated the Company’s operating results could be materially adversely affected.

Net revenues for the western and work boot business increased to $19.4 million for fiscal 2002, up 106.6% from $9.4 million for fiscal 2001. This significant growth in net revenues was primarily attributable to high demand for our Dan Post and Dingo branded products (driven in part by the Company’s acquisition of the Dingo and Dan Post brand names in June and October, 2001, respectively), a slight resurgence in the western boot market, and employment of successful sales and marketing strategies.

Gross profit for the western and work boot business for fiscal 2002 grew 186.4%, from $1.7 million for fiscal 2001 to $4.9 million for the current fiscal year. Gross profit as a percentage of net revenues was 25% for fiscal 2002 as compared to 18% for fiscal 2001. This improvement in gross profit was primarily due to higher net revenues, the positive impact of increased sales of higher margin imported products, and increased sales prices on our manufactured products.

Selling, general and administrative (SG&A) expenses were $1.7 million higher for fiscal 2002 as compared to fiscal 2001 primarily as a result of implementing a support structure to manage the significant increase in business. Specifically, we spent more for sales related salaries, commissions, warehousing costs, travel expenses, administrative salaries, employee related benefits, professional fees, product advertising costs, and bad debt charges. As a percentage of net revenues, SG&A expenses for fiscal 2002 were 20% as compared to 24% for fiscal 2001.

As a result of the above, operating profit for the western and work boot business for fiscal 2002 amounted to $1.0 million, as compared to a $550,000 operating loss for fiscal 2001.

The western and work boot market continues to be highly competitive and dynamic. Market consolidation and piqued interest in western footwear by consumers gives us a guarded optimism about the future. We believe that our diversified and branded product line has positioned us to be a major player in the western boot market in the future.

CONSOLIDATED RESULTS OF OPERATIONS, FISCAL 2001 COMPARED TO FISCAL 2000

Consolidated net revenues for fiscal 2001 amounted to $57.1 million and were flat as compared to consolidated net revenues for fiscal 2000. The military combat boot business and the western and work boot business posted increased net revenues of 35.5% and 19.1%, respectively, over the net revenues reported for fiscal 2000. Net revenues for the bar code business and office products business declined 24.2% and 9.9%, respectively, as compared to the net revenues reported for fiscal 2000.

Consolidated gross profit fell from $14.9 million reported for fiscal 2000 to $12.9 million for fiscal 2001 and as a percentage of consolidated net revenues from 26% to 23% for the same comparative fiscal periods. These declines were primarily attributable to decreased product sales and competitive price pressures in the higher margined bar code and office products businesses, partially offset by increased demand for footwear products.

Consolidated selling, general and administrative (SG&A) expenses increased by approximately $1.6 million, or 13.3%, from the $12.3 million reported for fiscal 2000 to $13.9 million for fiscal 2001. The increase in SG&A expenditures was primarily the result of higher personnel related costs; advertising and promotional expenses; bad debt charges; and impaired goodwill write-offs, partially offset by lower professional fees, business insurance costs, and general maintenance expenditures.

A consolidated operating loss of $1.0 million was reported for fiscal 2001 as compared to an operating profit of $2.6 million for fiscal 2000. The decrease in operating profit resulted from lower gross margins and increased SG&A costs.

The Company’s results of operations for fiscal 2001 and fiscal 2000 have been adjusted to reflect the discontinuance of the commercial printing unit during fiscal 2001.

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

SG&A expenses were up slightly, from $5.5 million for fiscal 2000 to $5.6 million for fiscal 2001. This increase in SG&A costs was primarily attributable to bad debt write-offs, impaired goodwill write-offs, and new product development charges. Goodwill was considered impaired based on the carrying value of the goodwill exceeding the future cash flows of products incorporating the purchased technology. These increased SG&A costs were partially offset by cost containment programs that decreased sales personnel related expenses, advertising and promotional costs, and professional fees.

Lower sales and depressed margins coupled with increased SG&A expenses produced a $1.9 million operating loss for fiscal 2001 as compared to an approximate $206,000 loss for fiscal 2000.

Office Products Unit Results of Operations, Fiscal 2001 Compared to Fiscal 2000

Net revenues decreased 9.9% to $18.6 million for fiscal 2001, down from the $20.7 million reported for fiscal 2000. This decline in net revenues was primarily attributable to lower commercial account sales that resulted from a smaller, less experienced sales force; a procurement freeze placed on North Carolina state contract purchases; and competitive pressure in the county-wide educational system program.

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

Footwear Unit Results of Operations, Fiscal 2001 Compared to Fiscal 2000

Net revenues for the military combat boot business for fiscal 2001 amounted to approximately $16.8 million, an increase of 35.5% over the $12.4 million reported for fiscal 2000. This increase in net revenues was primarily attributable to higher boot requirements by the U.S. Government. Demand for military boots by foreign governments remained strong in fiscal 2001 as revenues remained consistent with fiscal 2000.

Gross profit increased 44.8% to $4.0 million for fiscal 2001, up from the $2.8 million reported for fiscal 2000 primarily as a result of the increase in net revenues. As a percentage of net revenues, gross profit increased from 22% for fiscal 2000 to 24% for fiscal 2001. This improvement in gross profit percentage was attributable to lower per unit costs associated with higher production levels.

SG&A expenses grew from $457,000 in fiscal 2000 to $628,000 for fiscal 2001 and resulted from increased professional fees, employee benefit costs, and higher corporate allocations.

The operating profit for the military combat boot business for fiscal 2001 amounted to $3.4 million, an increase of 46.2% over the $2.3 million reported for fiscal 2000.

Net revenues for the western and work boot business for fiscal 2001 amounted to approximately $9.4 million, an increase of $1.5 million or 19.1% over the amount reported for fiscal 2000. This growth in net revenues is primarily attributable to increased market penetration by the sales force and higher demand for imported western boots for women and children.

Gross profit climbed to $1.8 million for fiscal 2001, up 55.1% from the $1.1 million for fiscal 2000 and as a percentage of net revenues was 18% for fiscal 2001 as compared to 14% for fiscal 2000. These increases were primarily the result of higher net revenues, increase sales prices on manufactured products, and higher margins on sales of imported products.

SG&A expenses for fiscal 2001 amounted to $2.3 million, approximately $600,000 greater than the amount reported for fiscal 2000. This increase in SG&A expenditures was primarily attributable to additional personnel and related costs, higher advertising and promotional outlays, bad debt write-offs, and larger professional fee charges.

The operating loss of $550,000 for the western and work boot business for fiscal 2001 was slightly higher than the $542,000 operating loss for fiscal 2000 as the growth in SG&A expenses outpaced the growth in net revenues and gross profit.

Other Business Unit Results of Operations, Fiscal 2001 Compared to Fiscal 2000

In August 2000, we decided to phase out and discontinue the operations of the printing and packaging business. Normal operations of this unit ceased on April 28, 2001. Net revenues amounted to approximately $2.0 million and the loss from operations amounted to $41,000, net of income tax benefit. The loss on disposal amounted to $85,000, net of income tax benefit. The remaining assets had an estimated fair value of $200,000.

FINANCIAL CONDITION AND LIQUIDITY

Our financial condition remained strong at August 3, 2002 as cash and cash equivalents amounted to approximately $5.8 million. Working capital equaled $23.8 million and the current ratio was 3.85 to 1.

We measure our liquidity by our ability to generate cash to fund our operations, investment activities and financing requirements. Our liquidity position is sensitive to and dependent on cash generated from operations, the level of capital expenditures, reductions in debt, payment of quarterly dividends, and adequate bank financing arrangements.

We have two lines of credit with a bank totaling $4.75 million, all of which was available at August 3, 2002. One credit line totaling $1.75 million expires in June 2003. The other credit line totaling $3.0 million expires in November 2002. It is our belief that current cash and cash equivalents ($5.8 million at August 3, 2002), cash generated from operations, and the available lines of credit will be sufficient to meet our capital requirements for fiscal 2003. We do not have any off-balance sheet financing arrangements.

Below is a table detailing, by fiscal year maturity dates, our contractual commitments as of August 3, 2002 (amounts in thousands):

Commitment	2003	2004	2005	2006	2007	Thereafter

Bank loans	$527	$544	$568	$593	$619	$1,576

Operating leases	308	115	59	9	4	0

Total	$835	$659	$627	$602	$623	$1,576

Selected cash flow data is presented below (in thousands of dollars):

Source (Use) of Cash	For Years Ended

	August 3, 2002	July 28, 2001

Operating activities

Net earnings adjusted for depreciation and amortization	$4,421	$852

Accounts receivable	(4,394)	1,382

Inventories	(2,686)	1,635

Net cash provided by operating activities	490	2,822

Investing activities

Purchase of trademarks	(800)	(250)

Capital expenditures	(691)	(318)

Financing activities

Principal repayment of long-term debt	(579)	(298)

Dividends paid	(374)	(521)

Net cash generated by operating activities during fiscal 2002 amounted to $239,000. In fiscal 2002, net earnings plus depreciation and amortization totaled $4.4 million, a 419% increase as compared to fiscal 2001 as a result of our increased sales and improved operating performance. The increase in accounts receivable balances for fiscal 2002 used approximately $4.4 million of cash primarily attributable to the growth in net revenues related to our military combat boot business, western boot business and office products business. Inventory levels in the military boot business and the western boot business were increased to meet the Government’s requirements for military boots and to prepare for the higher demand for western boots for the fall selling season. This increase in inventory used approximately $2.7 million of cash.

In the first quarter of fiscal 2002, we used $800,000 to purchase the Dan Post trademark. This acquisition played a key role in the success of our western boot business for fiscal 2002. Capital expenditures used approximately $691,000 of cash primarily for computer equipment, office equipment and manufacturing equipment for the footwear businesses.

Financing activities for fiscal 2002 used $953,000 for debt principal payments and dividends. The increase in debt reduction resulted from lower interest rates on our monthly loan payment of $59,000 and the application of proceeds from the Tennessee warehouse sale to the outstanding indebtedness.

Our western boot business experienced dramatic growth in fiscal 2002. Our efforts to continue expanding this business in fiscal 2003 could negatively impact our liquidity. Similarly, if our military boot business’s sales fall, either because we are unable to win a new contract to replace the current Contract which expires in December 2002 or because the Government’s level of orders under a new contract is reduced, our future liquidity could be significantly adversely impacted.

INFLATION

Management does not believe inflation has had a material impact on sales or operating results for the periods covered in this discussion.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, was issued and established the accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 is effective for us at the beginning of fiscal 2003. The Company has adopted SFAS No. 142 and in accordance with its rules, we have tested the purchased goodwill related to the bar code business and do not believe that it is impaired at this time.

In July 2001, SFAS No. 143, “Accounting for Asset Retirement Obligations”, was issued and established the accounting and reporting standards associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective for the Company for fiscal years beginning after June 15, 2002. We currently have no assets subject to the provisions of this statement.

In August 2001, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, was issued and established the accounting and reporting requirements associated with long-lived asset impairment and disposal. SFAS No. 144 is effective for the Company for fiscal 2003. We have adopted this standard with no impact on our financial statements.

In April 2002, SFAS No. 145, “Rescission of FASB Statements No.4, 44, and 64, “Amendment of FASB Statement No. 13, and Technical Corrections”, was issued and established the accounting and reporting standards associated with the reporting of gains and losses from extinguishment of debt and to provide consistent accounting treatment for certain lease modifications that have similar economic effects as a sale-leaseback transaction. We have adopted this standard with no impact on our financial statements.

In June 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, was issued and established the accounting and reporting standards associated with the proper recognition of certain costs related to exit or disposal activities. SFAS No. 146 applies to exit or disposal activities initiated after December 31, 2002. Currently, we have no exit or disposal plans.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report includes certain forward-looking statements as such term is defined in Section 27A of the Securities Act and Section 21E of the Exchange Act. Important factors that could cause actual results or events to differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements include: the effect of competitive products and pricing, risks unique to selling goods to the Government (including variation in the Government’s requirements for our products and the Government’s ability to terminate its contracts with vendors), loss of key customers, acquisitions, supply interruptions, additional financing requirements, loss of key management personnel, our ability to successfully develop new products and services, and the effect of general economic conditions in our markets.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes related to the aggregate $4.75 million lines of credit and a term loan through our wholly owned subsidiary, Dan Post Boot Company. As of August 3, 2002, there was no outstanding indebtedness under the lines of credit and $4.2 million was outstanding on the term loan. We do not buy or sell derivative financial instruments for trading purposes. Borrowings under these credit facilities described above bear interest at rates based upon the “Prime Rate” or the “Prime Rate” less a margin of one-half percent offered by the applicable lender. We have not entered into any swap agreements or engaged in any other hedging activities with respect to this variable rate indebtedness. A 10% increase in the interest rates under these credit facilities would increase annual interest expense by approximately $19,000 (assuming that our aggregate borrowings under the credit facilities averaged $3.9 million during a fiscal year).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents are filed as part of this report:

1.	Independent Auditor’s Report	23

2.	McRae Industries, Inc. and Subsidiaries Consolidated Financial Statements:

	Consolidated Balance Sheets as of August 3, 2002 and July 28, 2001	24-25

	Consolidated Statements of Operations for the Years Ended August 3, 2002, July 28, 2001, and July 29, 2000	26

	Consolidated Statements of Shareholders’ Equity for the Years Ended August 3, 2002, July 28, 2001, and July 29, 2000	27

	Consolidated Statements of Cash Flows for the Years Ended August 3, 2002, July 28, 2001, and July 29, 2000	28

	Notes to Consolidated Financial Statements	29-41

3.	Financial Statement Schedule:

	Schedule II	42

	Schedules other than those listed above have been omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto

Grant Thornton LLP

Report of Independent Certified Public Accountants

To the Board of Directors
and Shareholders of
McRae Industries, Inc.:

We have audited the accompanying consolidated balance sheets of McRae Industries, Inc. and subsidiaries as of August 3, 2002, and July 28, 2001, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended August 3, 2002. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of McRae Industries, Inc. and subsidiaries as of August 3, 2002, and July 28, 2001, and the results of their operations and their cash flows for each of the three years in the period ended August 3, 2002, in conformity with accounting principles generally accepted in the United States. Further, in our opinion, the financial statement schedule referred to above presents fairly, in all material respects, the information stated therein, when considered in relation to the financial statements taken as a whole.

/s/ Grant Thornton LLP

October 16, 2002

100 North Tryon Street, Suite 3800
Charlotte, North Carolina 28202
Telephone 704-377-0220 Telefax 704-337-2977
Certified Public Accountants

CONSOLIDATED BALANCE SHEETS

McRae Industries, Inc. and Subsidiaries

	August 3,	July 28,
	2002	2001

ASSETS

Current assets:

Cash and cash equivalents	$5,822,000	$7,341,000

Accounts receivable, less allowances for doubtful accounts of $374,000 and $273,000, respectively (Note 5)	9,442,000	5,048,000

Notes receivable, current portion

Employees	17,000	311,000

Other	58,000	83,000

Inventories (Notes 2 and 5)	16,241,000	13,806,000

Net investment in capitalized leases, current portion (Note 3)	254,000	567,000

Income tax receivable (Note 7)	242,000	881,000

Prepaid expenses and other current assets	104,000	65,000

Total current assets	32,180,000	28,102,000

Property and equipment, net (Notes 4 and 5)	4,458,000	5,204,000

Other assets:

Notes and accounts receivable, related entities (Notes 10 and 11)	395,000	527,000

Net investment in capitalized leases, net of current portion (Note 3)	441,000	960,000

Notes receivable, net of current portion

Employees	3,000	4,000

Other	124,000	199,000

Real estate held for investment	652,000	652,000

Goodwill	362,000	392,000

Cash surrender value life insurance (Note 12)	2,251,000	2,041,000

Trademarks	1,049,000	249,000

Other	14,000	647,000

Total other assets	5,291,000	5,671,000

Total assets	$41,929,000	$38,977,000

See notes to consolidated financial statements

CONSOLIDATED BALANCE SHEETS

McRae Industries, Inc. and Subsidiaries

	August 3,	July 28,
	2002	2001

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Current portion of notes payable, banks (Note 5)	$527,000	$407,000

Accounts payable	4,361,000	3,545,000

Accrued employee benefits (Note 6)	475,000	239,000

Deferred revenues	1,039,000	983,000

Accrued payroll and payroll taxes	753,000	578,000

Contract contingencies	669,000	650,000

Other	527,000	498,000

Total current liabilities	8,351,000	6,900,000

Notes payable, banks, net of current portion (Note 5)	3,900,000	4,598,000

Minority interest (Note 8)	97,000	108,000

Commitments and contingencies (Note 8)

Shareholders’ equity: (Note 9)

Common stock

Class A, $1 par value; authorized 5,000,000 shares; issued and outstanding, 1,879,072 and 1,861,817 shares, respectively	1,879,000	1,862,000

Class B, $1 par value; authorized 2,500,000 shares; issued and outstanding, 889,427 and 906,682 shares, respectively	889,000	907,000

Additional paid-in capital	791,000	791,000

Retained earnings	26,022,000	23,811,000

Total shareholders’ equity	29,581,000	27,371,000

Total liabilities and shareholders’ equity	$41,929,000	$38,977,000

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS

McRae Industries, Inc. and Subsidiaries

	August 3,	July 28,	July 29,
For the Years Ended	2002	2001	2000

Net revenues	$74,531,000	$57,145,000	$57,141,000

Cost of revenues	54,716,000	44,263,000	42,278,000

Gross profit	19,815,000	12,882,000	14,863,000

Selling, general and administrative expenses	15,255,000	13,930,000	12,296,000

Operating profit (loss) from continuing operations	4,560,000	(1,048,000)	2,567,000

Other income (loss), net	(47,000)	502,000	312,000

Interest expense (Note 5)	(246,000)	(413,000)	(391,000)

Earnings (loss) from continuing operations before income taxes and minority interest	4,267,000	(959,000)	2,488,000

Provision (benefit) for income taxes (Note 7)	1,693,000	(375,000)	979,000

Minority interest (Note 8)	11,000	13,000	(7,000)

Net earnings (loss) from continuing operations	2,585,000	(571,000)	1,502,000

Discontinued operations: (Note 14)	—	(41,000)	(145,000)

Loss from discontinued operations, net of income tax benefits of $(19,000) for 2001 and $(93,000) for 2000	—	(41,000)	(145,000)

Loss on disposal of business segment net of income tax benefit of $39,000 for fiscal 2001	—	(85,000)	—

Net earnings (loss)	$2,585,000	$(697,000)	$1,357,000

Earnings (loss) per common share:

Earnings (loss) from continuing operations	$.93	$(.21)	$.54

Loss from discontinued operations	—	(.04)	(.05)

Net earnings (loss)	$.93	$(.25)	$.49

Weighted average number of common shares outstanding	2,768,499	2,768,499	2,768,499

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
McRae Industries, Inc. and Subsidiaries

	Common Stock, $1 par value

	Class A		Class B		Additional	Retained
	Shares	Amount	Shares	Amount	Paid-in Capital	Earnings

Balance, July 31, 1999	1,857,774	$1,858,000	910,725	$911,000	$791,000	$24,341,000

Conversion of Class B to Class A stock	1,918	2,000	(1,918)	(2,000)

Cash dividend ($.36 per Class A common stock)						(669,000)

Net earnings						1,357,000

Balance, July 29, 2000	1,859,692	1,860,000	908,807	909,000	791,000	25,029,000

Conversion of Class B to Class A stock	2,125	2,000	(2,125)	(2,000)

Cash dividend ($.28 per Class A common stock)						(521,000)

Net loss						(697,000)

Balance, July 28, 2001	1,861,817	1,862,000	906,682	907,000	791,000	23,811,000

Conversion of Class B to Class A stock	17,255	17,000	(17,255)	(18,000)

Cash Dividend ($.20 per Class A common stock)						(374,000)

Net earnings						2,585,000

Balance, August 3, 2002	1,879,072	$1,879,000	889,427	$889,000	$791,000	$26,022,000

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
McRae Industries, Inc. and Subsidiaries

	August 3,	July 28,	July 29,
For the Years Ended	2002	2001	2000

Cash Flows from Operating Activities:

Net earnings (loss)	$2,585,000	$(697,000)	$1,357,000

Adjustments to reconcile net earnings to net cash provided by operating activities:

Depreciation and amortization	1,836,000	1,549,000	1,525,000

Equity in net (income) loss of investee	25,000	(83,000)	40,000

Minority shareholder’s interest in earnings (loss) of subsidiary	(11,000)	(13,000)	7,000

Loss on sale of assets	122,000	39,000	59,000

Contract contingencies	19,000	224,000	426,000

Changes in operating assets and liabilities:

Accounts receivable	(4,394,000)	1,382,000	1,136,000

Inventories	(2,686,000)	1,635,000	(2,738,000)

Net investment in capitalized leases	831,000	603,000	948,000

Prepaid expenses and other current assets	(39,000)	22,000	130,000

Accounts payable	816,000	(1,131,000)	2,087,000

Accrued employee benefits	235,000	(37,000)	26,000

Deferred revenues	56,000	(56,000)	(299,000)

Accrued payroll and payroll taxes	176,000	(36,000)	(23,000)

Income taxes	639,000	(1,359,000)	367,000

Other	29,000	(72,000)	(258,000)

Net cash provided by operating activities	239,000	1,970,000	4,790,000

Cash Flows from Investing Activities:

Proceeds from sale of property	105,000	107,000	24,000

Proceeds from sale of short term investments	—	55,000	2,000

Purchase of land	—	(16,000)	(151,000)

Purchase of other assets	79,000	(83,000)	(963,000)

Purchase of trademarks	(800,000)	(250,000)	—

Purchase of minority interest	—	(605,000)	—

Capital expenditures	(691,000)	(318,000)	(854,000)

Advances to related parties	(99,000)	(206,000)	(108,000)

Collections from related parties	206,000	414,000	357,000

Advances on notes receivable	—	(300,000)	—

Collections on notes receivable	395,000	173,000	361,000

Net cash used in investing activities	(805,000)	(1,029,000)	(1,332,000)

Cash Flows from Financing Activities:

Principal repayments of long-term debt	(579,000)	(298,000)	(271,000)

Dividends paid	(374,000)	(521,000)	(669,000)

Net cash used in financing activities	(953,000)	(819,000)	(940,000)

Net (Decrease) Increase in Cash and Cash Equivalents	(1,519,000)	122,000	2,518,000

Cash and Cash Equivalents at Beginning of Year	7,341,000	7,219,000	4,701,000

Cash and Cash Equivalents at End of Year	$5,822,000	$7,341,000	$7,219,000

Note:	Non-cash operating and investing activities excluded from this statement of cash flows relate to the transfer of office equipment from inventory to property and equipment which amounted to $251,000, $852,000 and $95,000 in fiscal 2002, 2001 and 2000, respectively.

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
McRae Industries, Inc. and Subsidiaries

For the Years Ended August 3, 2002, July 28, 2001, and July 29, 2000

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. Minority interest represents the minority shareholder’s proportionate share of the equity of a majority-owned subsidiary. The investment in an investee (American Mortgage & Investment Company as described in Note 11) is accounted for on the equity method. Significant inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

The timely preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates. Significant estimates expected to change in the near term include the allowance for contract contingencies.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are provided on the straight-line method for financial reporting purposes and by accelerated methods for income tax purposes. Useful lives range from 3 years for computer equipment to thirty-one and one-half years for buildings.

Revenue Recognition

Service maintenance agreements are sold for certain products. Revenues related to these agreements are deferred and recognized over the term of the related agreements.

The Company sells equipment under sales-type equipment to third party leasing companies. Sales of the equipment under cost per copy lease agreements are recognized when third party or sales-type lease agreements are signed and the equipment is installed. Revenue from copy usage is recognized when billed quarterly or monthly based on the actual usage. Maintenance and supply expenses related to these cost per copy lease agreements are recognized as incurred. Provision for losses are recognized when determined.

The Government unilaterally modified the Company’s current boot contract to require a bill and hold procedure, on June 1, 2001. Under bill and hold, the government issues a specific boot production order which, when completed and ready for shipment, is inspected and accepted by the Quality Assurance Representative (QAR), thereby transferring ownership to the Government. Under this contract modification, after inspection and acceptance by the QAR, the boots become “Government-owned property”. Also, after QAR inspection and acceptance, The Company invoices and receives payment from the Government, and warehouses and distributes the related boots against Government-issued requisition orders, which The Company receives five days per week. Government-owned boots stored in The Company’s warehouse are complete, including packaging and labeling. The bill and hold procedure requires physical segregation and specific identification of Government-owned boots and, because they are owned by the Government, The Company cannot use them to fill any other customers’ order. The Company has certain custodial responsibilities for these boots, including loss or damage, which The Company insures. The related insurance policies specifically provide that loss payment on finished stock and sold personal property completed and awaiting delivery is based on The Company’s selling price. In accordance with guidance issued under Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” revenues from bill and hold transactions are recognized at the time of acceptance by the QAR.

All other sales of the Company are recognized as revenues when title passes to the buyer.

Intangible Assets

Goodwill represents the excess of the purchase prices over the fair value of the net assets acquired in business combinations in prior years and is being amortized by the straight-line method over periods ranging up to 20 years. On a periodic basis, the Company estimates the future undiscounted cash flow of the businesses to which goodwill relates to assess that the carrying value of such goodwill has not been impaired. During fiscal 2001, the Company wrote-off approximately $78,000 of impaired goodwill related to the bar code business. This goodwill was considered impaired based on the future cash flow of the products incorporating the purchased technology.

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

Recently Issued Accounting Standards

In June 2001, Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, was issued and established the accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 is effective for us at the beginning of fiscal 2003. The Company has adopted SFAS No. 142 and in accordance with its rules, we have tested the purchased goodwill related to the bar code business and do not believe that it is impaired at this time.

In July 2001, SFAS No. 143, “Accounting for Asset Retirement Obligations”, was issued and established the accounting and reporting standards associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective for the Company for fiscal years beginning after June 15, 2002. We currently have no assets subject to the provisions of this statement.

In August 2001, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, was issued and established the accounting and reporting requirements associated with long-lived asset impairment and disposal. SFAS No. 144 is effective for the Company for fiscal 2003. We have adopted this standard with no impact on our financial statements.

In April 2002, SFAS No. 145, “Rescission of FASB Statements No.4, 44, and 64, “Amendment of FASB Statement No. 13, and Technical Corrections”, was issued and established the accounting and reporting standards associated with the reporting of gains and losses from extinguishment of debt and to provide consistent accounting treatment for certain lease modifications that have similar economic effects as a sale-leaseback transaction. We have adopted this standard with no impact on our financial statements.

In June 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, was issued and established the accounting and reporting standards associated with the proper recognition of certain costs related to exit or disposal activities. SFAS No. 146 applies to exit or disposal activities initiated after December 31, 2002. Currently, we have no exit or disposal plans.

Research and Development

Research and development costs related to future products are expensed in the year incurred and is included in SG&A expenses. Research and development expenses for fiscal 2002,  2001,  and 2000 were $1,045,000,  $561,000,  and $538,000,  respectively.

Advertising

The Company expenses advertising costs when incurred. Advertising expense amounted to $505,000,  $406,000,  and $157,000 for fiscal 2002,  2001,  and 2000,  respectively.

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements and notes thereto to conform with the current year presentation. In particular, the prior year’s financial statements and notes have been adjusted to reflect the discontinuance of the commercial printing business in fiscal 2001.

2. INVENTORIES

Current costs exceed the LIFO value of inventories by approximately $773,000 and $837,000 at August 3, 2002 and July 28, 2001, respectively. Year-end inventories valued under the LIFO method were $6,637,000 and $5,483,000 at August 3, 2002, and July 28, 2001, respectively. A decrease in fiscal 2002 LIFO reserves was due to changes in FIFO pricing which resulted in increased net earnings of $39,000. The increase in fiscal 2001 LIFO reserves was due to changes in FIFO pricing which resulted in decreased net earnings of $74,000. The components of inventory at each year-end are as follows:

	2002	2001

Raw materials	$3,332,000	$2,843,000

Work-in-process	1,049,000	746,000

Finished goods	11,860,000	10,217,000

	$16,241,000	$13,806,000

3. LEASES

The Company leases photocopier products under sales-type leases. The Company’s net investment in these leases is as follows:

	2002	2001

Minimum lease payments receivable	$770,000	$1,663,000

Estimated unguaranteed residual values	68,000	116,000

Unearned income	(63,000)	(172,000)

Allowance for doubtful accounts	(80,000)	(80,000)

Net investment	695,000	1,527,000

Less: Current portion	254,000	567,000

	$441,000	$960,000

The scheduled maturities for the above minimum lease payments receivable at August 3, 2002 are as follows:

Fiscal Years Ending
2003	$374,000

2004	223,000

2005	130,000

2006	40,000

2007 and thereafter	3,000

Total minimum lease payments receivable	$770,000

4. PROPERTY AND EQUIPMENT

	2002	2001

Land and improvements	$727,000	$762,000

Buildings	4,009,000	4,279,000

Machinery and equipment	7,135,000	7,980,000

Furniture and fixtures	2,525,000	2,364,000

	14,396,000	15,385,000

Less: Accumulated depreciation	9,938,000	10,181,000

	$4,458,000	$5,204,000

Depreciation expense for fiscal 2002, 2001, and 2000 was $1,461,000, $1,431,000, and $1,484,000, respectively.

5. NOTES PAYABLE AND LINES OF CREDIT

NOTES PAYABLE:

	August 3, 2002	July 28, 2001

Note payable, bank, due in monthly installments of $56,477 including interest at the prime rate less 0.5% through July, 2011. All inventory, accounts receivable and property and equipment, which originally cost $8,991,000, of the Company’s Dan Post subsidiary are pledged as collateral.	$4,196,000	$4,755,000

Note payable, State of Tennessee, due March, 2013. Note is payable in 60 monthly installments of $1,930 including interest at 1.5%, then 60 monthly installments of $2,073 including interest at 2.5% and then 120 monthly installments of $2,175 including interest at 3.5%. Land, buildings and building improvements, which originally cost $847,000, of the Company’s Dan Post subsidiary, are pledged as collateral.	231,000	250,000

	4,427,000	5,005,000

Less: Current portion	527,000	407,000

	$3,900,000	$4,598,000

Annual maturities of long-term debt are as follows:

Fiscal Years Ending:
2003	$527,000

2004	544,000

2005	568,000

2006	593,000

2007	619,000

thereafter	1,576,000

$4,427,000

LINES OF CREDIT:

The Company has an unsecured $3,000,000 revolving line of credit with a bank. The Company had no outstanding borrowings under the line of credit as of August 3, 2002 and July 28, 2001. This line of credit provides for interest on outstanding balances to be payable monthly at the prime rate less 0.5%. This line of credit expires in November 2002 and is secured by the inventory and accounts receivable of Dan Post.

The Company has an additional $1,750,000 line of credit with a bank. This line is restricted to 100% of the outstanding accounts receivable due from the U.S. Government. There were no outstanding borrowings under this line of credit as of August 3, 2002 and July 28, 2001. The line of credit expires in June 2003 and provides for interest on outstanding balances to be payable monthly at the prime rate.

Cash paid for interest during fiscal years 2002, 2001, and 2000 was approximately $246,000, $403,000, and $430,000, respectively.

6. EMPLOYEE BENEFIT PLANS

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

The Company has a 401-K retirement plan, which covers substantially all employees. Employees can contribute up to 15% of their salary. At its sole discretion, the Board of Directors determines the amount and timing of any Company matching contribution. The Company’s contribution was $176,000, $184,000, and $191,000 for the fiscal years ended August 3, 2002, July 28, 2001, and July 29, 2000, respectively.

Employee benefit program expense amounted to $433,000, $239,000, and $261,000 in 2002, 2001, and 2000, respectively. To the extent the amounts of these benefits are not disbursed, the Board may, at its sole discretion, reduce any remaining accruals.

7. INCOME TAXES

Significant components of the provision for income taxes are as follows:

	2002	2001	2000

Current expense (benefit)

Federal	$1,729,000	$(23,000)	$929,000

State	398,000	294,000	287,000

	2,127,000	271,000	1,216,000

Deferred expense (benefit)

Federal	(369,000)	(549,000)	(201,000)

State	(65,000)	(97,000)	(36,000)

	(434,000)	(646,000)	(237,000)

	$1,693,000	$(375,000)	$979,000

The components of the provision for deferred income taxes are as follows:

	2002	2001	2000

Depreciation	$(84,000)	$(73,000)	$(115,000)

Leasing activities	(213,000)	(173,000)	(111,000)

Accrued employee benefits	(92,000)	10,000	(85,000)

Allowances for doubtful accounts	(37,000)	37,000	50,000

Inventory	(3,000)	(6,000)	24,000

Contract contingencies	(7,000)	(255,000)	—

State net operating loss carry forward	141,000	(201,000)	—

Other	(139,000)	15,000	—

Deferred income taxes, expense (benefit)	$(434,000)	$(646,000)	$(237,000)

Deferred tax liabilities and assets at each year-end are as follows:

Deferred tax liabilities:
	2002	2001

Depreciation	$0	$(18,000)

Leasing activities	(218,000)	(430,000)

Total deferred tax liabilities	(218,000)	(448,000)

Deferred tax assets:

Depreciation	66,000	0

Accrued employee benefits	186,000	94,000

Allowances for doubtful accounts	192,000	155,000

Inventory	249,000	159,000

Contract contingency	263,000	255,000

State net operating loss carry forward	60,000	201,000

Other	88,000	32,000

Total deferred tax assets	1,104,000	896,000

Net deferred tax asset	$886,000	$448,000

State net operating loss carry forwards will expire in fiscal 2017.

The reconciliation of income tax computed at the U.S. federal statutory tax rate to actual income tax expense are (in thousands):

	2002		2001		2000
	Amount	Percent	Amount	Percent	Amount	Percent

Tax at U.S. statutory rate	$1,451	34.0%	$(326)	(34.0)%	$849	34.0%

State income taxes, net of federal tax benefit	269	6.3	(60)	(6.3)	157	6.3

Other — net	(27)	(0.6)	11	1.2	(27)	(0.9)

	$1,693	39.7%	$(375)	(39.1)%	$979	39.4%

Total income tax payments during fiscal years 2002, 2001, and 2000 were approximately $393,000, $965,000, and $671,000, respectively.

8. COMMITMENTS AND CONTINGENCIES

Lease Agreements

The Company leases certain sales offices and equipment under non-cancelable operating leases. Rental expenses on all operating leases were $791,000, $786,000, and $487,000 for fiscal 2002, 2001, and 2000. The future minimum annual rental payments under non-cancelable operating leases are as follows:

Fiscal Years Ending
2003	$308,000

2004	115,000

2005	59,000

2006	9,000

2007	4,000

$495,000

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

Concentrations of credit risk with respect to receivables and capitalized leases are limited due to the large number of entities comprising the Company’s customer base and their dispersion across many different industries. The Company does not require collateral on trade accounts receivable. As of August 3, 2002, thirteen customers accounted for 41% of accounts receivable and five customers accounted for 52% of the net investment in capitalized leases.

Synthetic rubber is currently available and purchased from the only domestic supplier. Synthetic rubber is available from foreign suppliers, however an exemption would be required from the Government to purchase synthetic rubber in the foreign market.

The Company purchases Toshiba, RISO, and OKI copiers, office machines, parts, and supplies from Toshiba America Business Solutions, Inc., RISO, Inc., and OKI Data Americas, Inc. These products are generally only available from these suppliers. Purchases are made at the prevailing prices charged by these suppliers in the United States market unless alternative pricing is negotiated by the Company.

Sales to the U.S. Government amounted to 19%, 20%, and 13% of total consolidated net revenues for fiscal 2002, 2001, and 2000, respectively.

Other

Under the terms of sale to the U.S. Government, the negotiated contract prices of combat boots are subject to renegotiation if certain conditions are present. Management is of the opinion that renegotiation, if any, will have no material adverse effect on the Company’s consolidated financial position or results of operations.

The Company has committed to provide maintenance and supplies (excluding paper) on $24.6 million of office products equipment under certain lease agreements. Under these lease agreements, customers are charged on a cost per copy basis. The terms of the lease agreements range from three to six years. The copy usage over the lease term should cover the cost of the equipment, supplies, and service. The average cost per copy rate in these lease agreements is approximately $0.02. The Company estimates future revenues and expenses under each agreement. The Company accrues estimated losses on programs where estimated future expenses exceed estimated future revenues. As a result of this contingency, the Company has provided approximately $19,000 in fiscal 2002 and $224,000 in fiscal 2001 to offset possible losses on certain agreements.

9. SHAREHOLDERS’ EQUITY

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

During fiscal 1999, the Company adopted the McRae Industries, Inc. 1998 Incentive Equity Plan (the “Plan”). The Plan has reserved 100,000 shares of the Company’s Class A Common Stock for issuance to certain key employees of the Company. At August 3, 2002, there were 100,000 shares available for future grants under the Plan.

10. RELATED PARTY TRANSACTIONS

Notes and accounts receivable from related entities that are included in the balance sheet are as follows:

	2002	2001

Investments in and advances to investee (see Note 11)	$395,000	$527,000

11. INVESTMENT IN AMIC

The Company has an investment in a real estate development company, American Mortgage & Investment Company (AMIC). AMIC has been operating under Chapter X of the United States Bankruptcy Act since 1974, and the court has imposed certain restrictions under a Plan of Reorganization. The President of the Company is also the President of AMIC. The Company records its investment in AMIC by the equity method. Summarized financial data of AMIC is as follows:

	2002	2001	2000

Balance Sheet

Assets	$1,338,000	$1,457,000	$1,543,000

Liabilities	1,465,000	1,559,000	1,728,000

Shareholders’ deficiency	(127,000)	(102,000)	(185,000)

Results of Operations

Revenues	$375,000	$573,000	$165,000

Net income (loss)	(25,000)	83,000	(40,000)

The following table summarizes the activity of the Company’s investment in AMIC:

	2002	2001	2000

Beginning investment	$527,000	$652,000	$729,000

Equity in income (loss)	(25,000)	83,000	(40,000)

Additional investments (repayments)	(107,000)	(208,000)	(37,000)

Ending investment	$395,000	$527,000	$652,000

12. FINANCIAL INSTRUMENTS

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

Cash Surrender Value Life Insurance: Represents split-dollar life insurance policies recorded at premiums paid value, which approximates fair value.

Long and short-term debt: The carrying amounts of the borrowings under short-term revolving credit agreements approximate its fair value. The fair value of long- term debt was estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

	Carrying	Fair
Assets	Amount	Value

Cash and cash equivalents	$5,822,000	$5,822,000

Notes receivable, related entities	395,000	395,000

Notes receivable, current and long-term	202,000	202,000

Cash surrender value life insurance	2,251,000	2,251,000

Liabilities

Long and short-term debt	4,427,000	4,427,000

13. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following table sets forth unaudited quarterly financial information for the years ended August 3, 2002 and July 28, 2001:

	First	Second	Third	Fourth
August 3, 2002
Net revenues	$14,553,000	$20,722,000	$18,477,000	$20,779,000

Gross profit	3,718,000	5,342,000	4,875,000	5,880,000

Operating income (loss)	334,000	1,475,000	1,225,000	1,526,000

Net income (loss)	189,000	864,000	678,000	854,000

Net income (loss) per common share	.07	.31	.24	.31

July 28, 2001

Net revenues	$16,525,000	$13,835,000	$12,786,000	$13,999,000

Gross profit	3,896,000	3,345,000	2,951,000	2,690,000

Operating income (loss)	430,000	(137,000)	(497,000)	(844,000)

Income (loss) from continuing operations	267,000	(143,000)	(298,000)	(397,000)

Income (loss) from discontinued operations, net of income tax	(238,000)	(26,000)	(1,000)	139,000

Net income (loss)	29,000	(169,000)	(299,000)	(258,000)

Net income (loss) per common share	.01	(.06)	(.11)	(.09)

Reclassifications affecting cost of sales for certain employee benefit costs have been made to the prior quarters and prior year amounts to conform with the current year presentation.

14. DISCONTINUED OPERATIONS

In August 2000, the Company adopted a plan to discontinue the operations of Rae-Print and operations ceased on April 28, 2001. This subsidiary generated revenues of approximately $2.0 million and $3.1 million and incurred operating losses of approximately $41,000 and $145,000 in fiscal 2001 and 2000, respectively. At July 28, 2001, receivables, inventory, and equipment with an estimated fair market value of $200,000 were included in accounts receivable. These assets were converted to cash during fiscal 2002.

15. SUBSEQUENT EVENTS

On August 29, 2002, the Company declared a cash dividend of $.06 cents per share of its Class A Common Stock payable on September 27, 2002 to shareholders of record on September 13, 2002.

16. OPERATING SEGMENT INFORMATION

The Company’s principal operations have been classified into four business segments: bar code operations; office products; printing and packaging; and footwear manufacturing. The bar code segment manufactures and sells bar code reading and related printing devices and other products related to optical data collection to customers throughout the United States. The office products segment sells, provides maintenance and leases Toshiba photocopiers, Toshiba facsimile machines, RISO digital duplicators, and OKI color copiers principally to customers in North Carolina and parts of Virginia and South Carolina. Machines, components, and certain supplies sold by the office products segment are generally available only from Toshiba, RISO and OKI. The footwear segment manufactures combat boots, military dress oxfords, and military safety boots for the U.S. Government and foreign governments, and western and work boots for customers throughout the United States. The printing and packaging segment provided print materials and packaging services for commercial and industrial customers, and was discontinued during fiscal 2001. Total consolidated revenues related to sales to the U.S. Government were 19% in 2002, 20% in 2001, and 13% in 2000. There were no significant inter-segment sales or transfers during 2002, 2001, and 2000. Operating profits by business segment exclude allocated corporate interest income, income taxes, minority interest, and equity in net loss of investee. Corporate assets consist principally of cash, short-term investments, certain receivables, and real estate held for investment.

		Western/
	Military	Work		Office		Corporate
(In Thousands)	Boots	Boots	Bar Code	Products	Printing	& Other	Consolidated

For the Year Ended August 3, 2002

Net Revenues	$20,030	$19,360	$10,881	$24,732	$0	$(472)	$74,531

Earnings(loss)from operations	4,717	999	(1,847)	629	0	62	4,560

Identifiable assets	4,347	13,536	5,946	11,265	0	6,593	41,687

Capital expenditures	107	380	27	140	0	37	691

Depreciation expense and amortization	88	134	533	874	0	207	1,836

Income tax provision (benefit)	1,750	370	(685)	233	0	25	1,693

For the Year Ended July 28, 2001

Net Revenues	$16,792	$9,371	$12,454	$18,640	$1,979	$(112)	$59,124

Earnings(loss)from operations	3,406	(550)	(1,933)	(2,028)	(65)	57	(1,113)

Identifiable assets	1,552	8,599	8,748	12,903	0	6,294	38,096

Capital expenditures	25	118	47	116	0	12	318

Depreciation expense and amortization	103	214	224	748	32	228	1,549

Income tax provision (benefit)	1,325	(214)	(752)	(789)	(25)	22	(433)

For the Year Ended July 29, 2000

Net Revenues	$12,395	$7,866	$16,422	$20,678	$3,071	$(220)	$60,212

Earnings(loss)from operations	2,329	(542)	(206)	1,038	(215)	(52)	2,352

Identifiable assets	2,381	5,791	11,159	15,462	1,523	6,385	42,701

Capital expenditures	122	0	256	120	141	215	854

Depreciation expense and amortization	108	213	168	751	29	256	1,525

Income tax provision (benefit)	878	(204)	(78)	391	(81)	20	886

McRAE INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		ADDITIONS
		(1)	(2)
DESCRIPTION	BALANCE AT	CHARGED TO	CHARGED	DEDUCTION/		BALANCE
	BEGINNING	COSTS AND	TO OTHER	WRITE-OFF		AT END OF
	OF PERIOD	EXPENSES	ACCOUNTS			PERIOD
			DESCRIBE
Year ended August 3, 2002

Allowance for Doubtful Accounts	$353,000	$325,000		$(224,000	)(1)	$454,000

Allowance for Inventory Write-downs	40,000	222,000		—		262,000

Employee Benefit Accrual	239,000	433,000		(198,000	)(2)	474,000

Health Insurance Accrual	250,000	(25,000)		—		225,000

Allowance for contract contingencies	650,000	19,000		—		669,000

Year ended July 28, 2001

Allowance for Doubtful Accounts	$440,000	$(251,000)		$164,000	(1)	$353,000

Allowance for Inventory Write-downs	115,000	—		(75,000	)(2)	40,000

Employee Benefit Accrual	276,000	240,000		(277,000	)(2)	239,000

Health Insurance Accrual	250,000	—		—		250,000

Allowance for contract contingencies	426,000	224,000		—		650,000

Year ended July 29, 2000

Allowance for Doubtful Accounts	$561,000	$(235,000)		$114,000	(1)	$440,000

Allowance for Inventory Wrote-downs	153,000	—		(37,000	)(2)	115,000

Employee Benefit Accrual	250,000	262,000		(236,000	)(2)	276,000

Health Insurance Accrual	212,000	—		38,000	(2)	250,000

Allowance for contract contingencies	—	426,000		—		426,000

(1)  Uncollectible accounts written off
(2)  Payments and/or expenses charged to operations

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

The section captioned “CHANGE IN CERTIFYING ACCOUNTANTS” in the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held December 19, 2002 is incorporated by reference into this Item 9.

PART III

ITEMS 10-13.

Items 10 through 13 are incorporated herein by reference to the sections captioned “PRINCIPAL STOCKHOLDERS AND HOLDINGS OF MANAGEMENT,” “ELECTION OF DIRECTORS,” “DIRECTOR COMPENSATION,” “EXECUTIVE OFFICERS,” “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION,” “EQUITY PLAN COMPENSATION INFORMATION,” “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,” “EXECUTIVE COMPENSATION,” “STOCK PERFORMANCE GRAPH,” “COMPENSATION COMMITTEE REPORT,” AND “SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held December 19, 2002.

ITEM 14. CONTROLS AND PROCEDURES

Within the 90-day period prior to the date of this report, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures and concluded that such disclosure controls and procedures are effective. There have been no significant changes in the Company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	(1)	Independent auditor’s report McRae Industries, Inc. and Subsidiaries consolidated financial statements:

Consolidated Balance Sheets as of August 3, 2002 and July 28, 2001.

Consolidated Statements of Operations for the Years Ended August 3, 2002, July 28, 2001, and July 29, 2000.

Consolidated Statements of Shareholders’ Equity for the Years Ended August 3, 2002, July 28, 2001, and July 29, 2000.

Consolidated Statements of Cash Flows for the Years Ended August 3, 2002, July 28, 2001, and July 29, 2000.

Notes to Consolidated Financial Statements.

(2)	Financial Statement Schedule:

Schedule II

(3)	Exhibits:

3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form S-14, Registration N. 2-85908)

3.2	Amendment to the Certificate of Incorporation (Incorporated by reference to Exhibit 3 to the Registrant’s Form 10-K for the year ended August 1, 1987)

3.3	Restated Bylaws of the Registrant effective May 29, 2001 (Incorporated by reference to Exhibit 3.3 to the Registrant’s Form 10-K for the fiscal year ended July 28, 2001)

10.1	1985 McRae Industries, Inc. Non-Qualified Stock Option Plan (Incorporated by reference to Exhibit 10 to the Registrant’s Form 10-K for the fiscal year ended August 3, 1985). *

10.2	Technical Assistance Agreement dated September 13, 1984 between the Registrant and Ro-Search, Incorporated (Incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-K for the fiscal year ended July 28, 1984)

10.3	Stock Purchase Agreement and Guaranty Agreement as of April 7, 1996 among Walter A. Dupuis, Kenneth O. Moore, William Glover, and McRae Industries, Inc., was filed as Exhibit 2 to the Registrant’s current report on Form 8-K filed May 11, 1996 and is incorporated herein by reference.

10.4	Promissory Note, Security Agreement and Guaranty Agreement dated July 25, 1996 among American West Trading Company, as borrower, The Fidelity Bank, as lender, and the Registrant, as Guarantor (Incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-K for the fiscal year ended August 3, 1996)

10.5	Deed of Trust between American West Trading Company and The Fidelity Bank dated July 25, 1996 (Incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-K for the fiscal year ended August 3, 1996)

10.6	Security Agreement pertaining to inventory, accounts receivable and equipment between American West Trading Company and The Fidelity Bank, dated July 25, 1996 (Incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-K for the fiscal year ended August 3, 1996)

10.7	Award/Contract between Defense Personnel Support Center and McRae Industries, Inc. dated April 15, 1997 (Incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-K for the fiscal year ended August 2, 1997)

10.8	McRae Industries, Inc. Incentive Equity Plan (Incorporated by reference to Exhibit 4 to the Registrant’s Form S-8 dated January 6, 1999). *

10.9	Modification of Award/Contract between Defense Personnel Support Center and McRae Industries, Inc. dated May 1, 2001. (Incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-K for the fiscal year ended July 28, 2001)

10.10	Split Dollar Life Insurance Arrangement (Filed herein). Pages 51-54.

21	Subsidiaries of the Registrant (Filed herein). Page 55.

23	Consent of Independent Auditors (Filed herein). Page 56.

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for D. Gary McRae, President and CEO (Filed herein). Page 57.

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Marvin G. Kiser, Sr., Vice President of Finance (Filed herein). Page 58.

*	Denotes a management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K:

We did not file any reports on Form 8-K during the last quarter of fiscal 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

McRAE INDUSTRIES, INC.

Dated: October 31, 2002	By:	/s/ D. Gary McRae

D. Gary McRae President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	DATE

/s/ D. Gary McRae D. Gary McRae President, Treasurer, and Director (Principal Executive Officer)	October 31, 2002

/s/ William H. Swan William H. Swan Director	October 31, 2002

/s/ Hilton J. Cochran Hilton J. Cochran Director	October 31, 2002

/s/ Brady W. Dickson Brady W. Dickson Director	October 31, 2002

/s/ Victor A. Karam Victor A. Karam President – McRae Footwear and Director	October 31, 2002

/s/ James W. McRae James W. McRae Vice President, Secretary, and Director	October 31, 2002

/s/ Harold W. Smith Harold W. Smith Vice President – McRae Office Solutions and Director	October 31, 2002

/s/ Marvin G, Kiser, Sr. Marvin G. Kiser, Sr. Vice President of Finance (Principal Financial and Accounting Officer)	October 31, 2002

CERTIFICATIONS

I, D. Gary McRae, certify that:

1.	I have reviewed this annual report on Form 10-K of McRae Industries, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: October 31, 2002

/s/ D. Gary McRae

D. Gary McRae President and CEO

I, Marvin G. Kiser, Sr., certify that:

1.	I have reviewed this annual report on Form 10-K of McRae Industries, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: October 31, 2002

/s/ Marvin G. Kiser, Sr.

Marvin G. Kiser, Sr. Vice President of Finance

EXHIBIT INDEX

3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form S-14, Registration N. 2-85908).

3.2	Amendment to the Certificate of Incorporation (Incorporated by reference to Exhibit 3 to the Registrant’s Form 10-K for the year ended August 1, 1987).

3.3	Restated Bylaws of the Registrant effective May 29, 2001 (Incorporated by reference to Exhibit 3.3 to the Registrant’s Form 10-K for the fiscal year ended July 28, 2001).

10.1	1985 McRae Industries, Inc. Non-Qualified Stock Option Plan (Incorporated by reference to Exhibit 10 to the Registrant’s Form 10-K for the fiscal year ended August 3, 1985).*

10.2	Technical Assistance Agreement dated September 13, 1984 between the Registrant and Ro-Search, Incorporated (Incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-K for the fiscal year ended July 28, 1984).

10.3	Stock Purchase Agreement and Guaranty Agreement as of April 7, 1996 among Walter A. Dupuis, Kenneth O. Moore, William Glover, and McRae Industries, Inc., was filed as Exhibit 2 to the Registrant’s current report on Form 8-K filed May 11, 1996 and is incorporated herein by reference.

10.4	Promissory Note, Security Agreement and Guaranty Agreement dated July 25, 1996 among American West Trading Company, as borrower, The Fidelity Bank, as lender, and the Registrant, as Guarantor (Incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-K for the fiscal year ended August 3, 1996).

10.5	Deed of Trust between American West Trading Company and The Fidelity Bank dated July 25, 1996 (Incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-K for the fiscal year ended August 3, 1996).

10.6	Security Agreement pertaining to inventory, accounts receivable and equipment between American West Trading Company and The Fidelity Bank, dated July 25, 1996 (Incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-K for the fiscal year ended August 3, 1996).

10.7	Award/Contract between Defense Personnel Support Center and McRae Industries, Inc. dated April 15, 1997 (Incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-K for the fiscal year ended August 2, 1997).

10.8	McRae Industries, Inc. Incentive Equity Plan (Incorporated by reference to Exhibit 4 to the Registrant’s Form S-8 dated January 6, 1999).*

10.9	Modification of Award/Contract between Defense Personnel Support Center and McRae Industries, Inc. dated May 1, 2001. (Incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-K for the fiscal year ended July 28, 2001).

10.10	Split Dollar Life Insurance Arrangement (Filed herein). Pages 51-54.

21	Subsidiaries of the Registrant (Filed herein). Page 55.

23	Consent of Independent Auditors (Filed herein). Page 56.

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for D. Gary McRae, President and CEO (Filed herein). Page 57.

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Marvin G. Kiser, Sr., Vice President of Finance (Filed herein). Page 58.