Form 10-Q
period 2002-11-02
MCRAE INDUSTRIES INC
filed 2002-12-17
CIK 729284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[x]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended November 2, 2002

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission file number 1-8578

McRae Industries, Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	56-0706710 (I.R.S. Employer Identification No.)

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

Yes [X]        No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $l Par Value—Class A 1,891,072 shares as of December 12, 2002.
Common Stock, $1 Par Value—Class B  877,427 shares as of December 12, 2002.

McRae Industries, Inc. and Subsidiaries

INDEX

		Page No.

	PART I. FINANCIAL INFORMATION
ITEM 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheet	3-4
	Condensed Consolidated Statement of Operations	5
	Condensed Consolidated Statement of Cash Flows	6
	Notes to Condensed Consolidated Financial Statements	7-8
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9-14
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	14
ITEM 4.	Controls and Procedures	14-15
	PART II. OTHER INFORMATION
ITEM 1.	Legal Proceedings	15
ITEM 2.	Changes in Securities and Use of Proceeds	15
ITEM 3.	Default upon Senior Securities	15
ITEM 4.	Submission of Matters to a Vote of Securities Holders	15
ITEM 5.	Other Information	15
ITEM 6.	Exhibits and Reports on Form 8-K	15
	Signatures	16

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

McRae Industries, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	November 2, 2002	August 3, 2002

ASSETS
Current assets:
Cash and cash equivalents	$2,094	$5,822
Accounts and notes receivable, net	12,830	9,517
Inventories (See Note B)	16,759	16,241
Net investment in capitalized leases	254	254
Income tax receivable	448	242
Prepaid expenses and other current assets	249	104

Total current assets	32,634	32,180

Property and equipment, net	4,597	4,458
Other assets:
Notes and accounts receivable, related entities	—	395
Net investment in capitalized leases	391	441
Notes receivable	101	127
Real estate held for investment	1,242	652
Goodwill	362	362
Cash surrender value of life insurance	2,251	2,251
Trademarks	1,049	1,049
Other	285	14

Total other assets	5,681	5,291

	$42,912	$41,929

See notes to condensed consolidated financial statements

McRae Industries, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	November 2, 2002	August 3, 2002

Liabilities and Shareholders’ Equity
Current liabilities:
Notes payable, banks — current portion	$527	$527
Accounts payable	4,480	4,361
Accrued employee benefits	595	475
Deferred revenues	929	1,039
Accrued payroll and payroll taxes	784	753
Income taxes	—	—
Contract contingencies	619	669
Other	1,105	527

Total current liabilities	9,039	8,351

Notes payable, banks, net of current portion	3,770	3,900
Minority interest	96	97
Shareholders’ equity:
Common stock:
Class A, $1 par; Authorized 5,000,000 shares; Issued and outstanding, 1,891,072 and 1,879,072 shares, respectively	1,891	1,879
Class B, $1 par; Authorized 2,500,000 shares; Issued and outstanding, 877,427 and 889,427 shares, respectively	877	889
Additional paid-in capital	791	791
Retained earnings	26,448	26,022

Total shareholders’ equity	30,007	29,581

	$42,912	$41,929

See notes to condensed consolidated financial statements

McRae Industries, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended

	November 2,	October 27,
	2002	2001

Net revenues	$19,539	$14,553
Costs and expenses:
Cost of revenues	14,798	10,835
Research & development	160	138
Selling, general and administrative	3,664	3,246
Other expense (income), net	(12)	(44)
Interest expense	49	77

Total costs and expenses	18,659	14,252

Earnings from operations before income taxes and minority interest	880	301
Provision for income taxes	342	115
Minority shareholder’s interest in earnings of subsidiary	(1)	(3)

Net earnings	$539	$189

Net earnings per common share	$.19	$.07

Weighted average number of common shares outstanding	2,768,499	2,768,499

See notes to condensed consolidated financial statements

McRae Industries, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended

	November 2, 2002	October 27, 2001

Net cash used in operating activities	$(3,238)	$(2,872)
Cash flows from investing activities:
Proceeds from sales of assets	1	—
Purchase of trade names and other assets	(150)	(800)
Capital expenditures	(125)	(798)
Net collections of long-term receivables	26	81

Net cash used in investing activities	(248)	(1,517)

Cash flows from financing activities:
Principal repayments of notes payable	(129)	(105)
Dividends paid	(113)	(93)

Net cash used in financing activities	(242)	(198)

Net decrease in cash and cash equivalents	(3,728)	(4,587)
Cash and cash equivalents at beginning of period	5,822	7,341

Cash and cash equivalents at end of period	$2,094	$2,754

NOTE:	Non-cash operating and investing activities excluded from this statement of cash flows to the transfer of office equipment from inventory to property and equipment amounted to $306,000 for the first quarter of fiscal 2003.

See notes to condensed consolidated financial statements

McRae Industries, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulation of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In addition, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended November 2, 2002 are not necessarily indicative of the results that may be expected for the year ending August 2, 2003. The interim condensed consolidated financial information should be read in conjunction with the Company’s August 3, 2002 audited consolidated financial statements and footnotes thereto included in the McRae Industries, Inc. Annual Report filed with the SEC.

Certain reclassifications have been made to the prior year’s financial statements to conform with the current year’s presentation.

NOTE B — INVENTORIES

The components of inventory consist of the following (in thousands):

	November 2, 2002	August 3, 2002

Raw materials	$2,773	$3,332
Work-in-process	1,130	1,049
Finished goods	12,856	11,860

	$16,759	$16,241

NOTE C — SUBSEQUENT EVENTS

On November 29, 2002, the Company declared a cash dividend of $.06 cents per share on its Class A Common Stock payable on December 27, 2002 to shareholders of record on December 13, 2002.

NOTE D — CHANGE IN ACCOUNTING PRINCIPAL

Effective August 4, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” The Company has determined that its goodwill was not impaired under SFAS No. 142. Under SFAS No. 142, goodwill is no longer amortizable. Instead, goodwill is evaluated for impairment on an annual basis.

NOTE E – SUMMARY OF BUSINESS SEGMENTS

	Three Months Ended

	November 2,	October 27,
	2002	2001

(Dollars in Thousands)
Net revenues
Bar Code	$2,877	$2,307
Office Products	4,841	4,386
Military Boots	5,198	3,938
Western/Work Boots	6,546	3,942
Eliminations/Other	77	(20)

	19,539	14,553

Net earnings (loss) from operations
Bar Code	(218)	(519)
Office Products	(338)	(186)
Military Boots	829	849
Western/Work Boots	481	27
Eliminations/Other	126	130

	880	301
Provision for income taxes (benefit)	342	115
Minority shareholder’s interest	(1)	(3)
Net earnings (loss)	$539	$189

	November 2,	August 3,
	2002	2002

Assets
Bar Code	$5,269	$5,946
Office Products	10,488	11,265
Military Boots	4,421	4,347
Western/Work Boots	16,002	13,536
Eliminations/Other	6,732	6,835

	$42,912	$41,929

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto, and with the Company’s Annual Report on Form 10-K for the fiscal year ended August 3, 2002, including the financial information and management’s discussion and analysis contained therein.

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

Contract Contingencies

Our office products business leases equipment (usually for a sixty-month period) to county-wide education systems and sells the lease to third party leasing companies. Under this program the school system is billed on a monthly, quarterly or annual basis at a specified rate for each copy they make. The cost per copy charged to the school system is designed to cover the equipment cost, supplies (except for paper and staples), service, a finance charge and a profit margin. Quarterly, on a program-by-program basis, we project the expected outcome over the life of the program. We use historical copy usage to predict the number of copies to be made over the remaining life of the program. We adjust this estimate of the number of expected future copies based on known factors that will influence copy rates in each program. We use historical service and supply costs incurred on each program to estimate future service and supply costs on a per copy basis. We adjust these estimated costs for known factors that will impact service and supplies in the future. We also estimate any other costs expected to be incurred such as deprecation on rental equipment. On programs where the sum of the estimated future costs exceeds the expected future revenue, we recognize a provision for losses.

Intangible Assets

We determine the utility of goodwill and trademarks based on estimated future cash flows and test for impairment in accordance with applicable accounting pronouncements. Effective August 4, 2002 we adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”.

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

FINANCIAL CONDITION AND LIQUIDITY

At the end of the first quarter of fiscal 2003, our cash and cash equivalents amounted to $2.1 million, down $3.7 million from the amount reported at the end of fiscal 2002. Working capital totaled $23.6 million at November 2, 2002 as compared to $23.8 at August 3, 2002.

Currently, we have two lines of credit with a bank totaling $4.7 million, all of which was available at November 2, 2002. One credit line totaling $1.75 million expires in June 2003. The other credit line totaling $3.0 million expires in November 2003. We believe that the current cash and cash equivalents, cash generated from operations and the available lines of credit will be sufficient to meet our capital requirements for the remainder of fiscal 2003. We do not currently utilize any off-balance sheet financing arrangements and do not anticipate doing so in the future. Our contractual commitments for fiscal 2003 are approximately $835,000.

Selected cash flow data for the first quarter of fiscal 2003 and 2002 are presented below (in thousands of dollars):

	For the Quarters Ended

	November 2, 2002	October 27, 2001

Source (Use) of Cash
Operating activities:
Net earnings adjusted for depreciation and amortization	$831	$560
Accounts receivable	(3,313)	(2,702)
Inventories	(824)	(3,732)
Accounts payable	119	2,654
Net cash used in operating activities	(3,238)	(2,872)

Net cash used in operating activities amounted to approximately $3.2 million as adjusted for non-cash transfers from inventory to rental equipment for the office products business. For the first quarter of fiscal 2003, net earnings plus depreciation and amortization totaled $831,000 as a result of increased product sales reported by each of our primary businesses. Accounts receivable grew approximately $3.3 million primarily attributable to timing of customer payments related to the increase in sales. Inventories in the western boot and office products businesses increased approximately $1.3 million to cover the increase in demand for their products and was partially offset by lower inventory levels in the military boot and bar code businesses.

Capital expenditures were approximately $150,000 primarily for production and computer equipment. Rental equipment related to the office products business cost per copy program increased by approximately $309,000 for the first quarter of fiscal 2003.

Our debt service used approximately $178,000 of cash for principal and interest payments. Dividends paid during the first quarter amounted to nearly $113,000.

The continued expansion of our western boot business could have a significant adverse effect on liquidity as cash requirements increase to finance larger inventories and trade accounts receivable. In addition, a decrease in military boot sales to the U.S. Government because of lower boot requirements or our failure to win a new contract to replace the one expiring in December 2002 could have a significant adverse impact on our liquidity (See discussion below under “Military Boot Business”).

FIRST QUARTER FISCAL 2003, COMPARED TO FIRST QUARTER FISCAL 2002

Consolidated net revenues for the first quarter of fiscal 2003 totaled $19.5 million, an increase of 34% over the $14.6 million reported for the first quarter of fiscal 2002. This increase in net revenues resulted from higher product sales in each of the Company’s primary businesses.

Consolidated gross profit amounted to $4.7 million for the first quarter of fiscal 2003 as compared to $3.7 million for the same period of fiscal 2002. This growth in gross profit was primarily attributable to the increase in net revenues. Gross profit as a percentage of net revenues decreased from 25.6% for the first quarter of fiscal 2002 to 24.3% for the first quarter of fiscal 2003 as a result of higher manufacturing costs, increased service and supply costs and competitive market pressures.

Consolidated selling, general and administrative (SG&A) expenses totaled $3.8 million for the first quarter of fiscal 2003 as compared to $3.4 million for the first quarter of fiscal 2002. As a percentage of net revenues, SG&A expenditures decreased from 23.3% for the first quarter of fiscal 2002 to 19.6% for the first quarter of fiscal 2003.

As a result of the above, consolidated earnings from operations amounted to $880,000 for the first quarter of fiscal 2003 as compared to $301,000 for the first quarter of fiscal 2002.

Bar Code Business

Net revenues for the bar code business totaled $2.9 million for the first quarter of fiscal 2003, up 26% from net revenues of $2.3 million for the first quarter of fiscal 2002. This increase in net revenues resulted primarily from a slightly improved economic outlook.

Gross profit amounted to $800,000 for the first quarter of fiscal 2003 as compared to $649,000 for the same period of fiscal 2002. The growth in gross profit was attributable to the increase in net revenues. Gross profit as a percentage of net revenues fell slightly from 28.1% for the first quarter of fiscal 2002 to 27.8% for the first quarter of fiscal 2003 primarily as a result of a smaller contribution of manufactured products in the sales mix.

SG&A and research and development costs were $1.0 million for the first quarter of fiscal 2003 as compared to $1.2 million for the first quarter of fiscal 2002. This decrease in expenses was primarily attributable to lower employment related costs and reduced advertising expenditures.

As a result of the above, the bar code business loss from operations totaled $218,000 for the first quarter of fiscal 2003, an improvement over the $519,000 operating loss reported for the first quarter of fiscal 2002.

Office Products Business

Net revenues for the office products business amounted to $4.8 million for the first quarter of fiscal 2003, an increase of 9.1% over the $4.4 million reported for the first quarter of fiscal 2002. This improvement in net revenues was primarily attributable to increased commercial and state government equipment sales and higher maintenance agreement revenues.

Gross profit for the first quarter of fiscal 2003 amounted to $932,000, down from $1.1 million for the first quarter of fiscal 2002. This decrease in gross profit was primarily the result of higher beginning of the school year supply and service costs related to the county-wide school system cost per copy programs. As has been typically the case, we expect to incur lower supply and service cost over the remainder of the school year.

SG&A expenses for the first quarter of fiscal 2003 and fiscal 2002 were approximately $1.3 million with lower 2003 employment related costs being offset by higher advertising costs.

As a result of the above, the office products business loss from operations amounted to $338,000 for the first quarter of fiscal 2003 as compared to a loss from operations of $186,000 for the same period of fiscal 2002.

Military Boot Business

Net revenues for the military boot business for the first quarter of fiscal 2003 totaled $5.2 million, up 33% from the $3.9 million for the first quarter of fiscal 2002. This growth in net revenues was primarily attributable to increased military boot requirements for the U.S. Government (the Government). Commercial military boot sales increased from $127,000 for the first quarter of fiscal 2002 to $343,000 for the first quarter of fiscal 2003.

Gross profit was $1.0 million, unchanged for the first quarters of fiscal 2003 and 2002. Gross profit as a percentage of net revenues decreased from 25.9% for the first quarter of fiscal 2002 to 19.9% for the first quarter of fiscal 2003. This decrease in gross profit percentage was primarily attributable to lower sales prices and higher manufacturing labor related costs.

SG&A expenses were relatively flat at approximately $200,000 for the first quarters of both fiscal 2003 and 2002.

As a result of the above, the military boot business earnings from operations amounted to $829,000 for the first quarter of fiscal 2003 as compared to $849,000 for the first quarter of fiscal 2002.

Our most recent Contract (the Contract) with the Government is set to expire on December 31, 2002. The Government has issued two solicitations to replace its expiring direct molded sole contracts, including the Contract. The first solicitation covers the three direct molded sole styles of vulcanized military combat boots. The second solicitation covers the newly adopted waterproof membrane type of standard issue combat boot, which will replace the current molded style standard issue combat boot that has historically accounted for the majority for the Government’s order under the Contract. We have submitted bids for both solicitations and are awaiting the Government’s award decisions, which we expect to occur in December 2002. There are no assurances, however, that we will be successful in obtaining either of these contracts to produce boots for the Government. The Company’s operating results could be materially adversely affected if it is not successful in obtaining either of these contracts to produce boots for the Government.

Western and Work Boot Business

Net revenues for the western and work boot business for the first quarter of fiscal 2003 were $6.5 million, up 67% from $3.9 million for the first quarter of fiscal 2002. This growth in net revenues was primarily attributable to strong demand for the Dan Post western boot products. The Dan Post brand was purchased in October 2002 and, as a result, had little impact on the first quarter of fiscal 2002.

Gross profit grew from $929,000 for the first quarter of fiscal 2002 to $1.9 million for the first quarter of fiscal 2003 primarily attributable to the increase in net revenues. Gross profit as a percentage of net revenues for the first quarter of fiscal 2003 was 29.2% as compared to 23.6% for the same period of fiscal 2002. This improvement in gross profit percentage resulted from increased sales of higher margin branded products.

SG&A expenses for the first quarter of fiscal 2003 amounted to $1.3 million as compared to $719,000 for the first quarter of fiscal 2002. The increase in SG&A costs was primarily attributable to higher sales commissions, advertising expenditures, administrative support salaries and professional fees associated with trademark protection. As percentage of net revenues, SG&A expenses were 19% for the first quarter of fiscal 2003 as compared to 18% for the first quarter of fiscal 2002.

As a result of the above, operating profit for the western and work boot business was $481,000 for the first quarter of fiscal 2003 as compared to $27,000 for the first quarter of fiscal 2002.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report includes certain forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Important factors that could cause actual results or events to differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements include: the effect of competitive products and pricing, risks unique to selling goods to the Government (including variation in the Government’s requirements for our products and the Government’s ability to terminate its contracts with vendors), loss of key customers, acquisitions, supply interruptions, additional financing requirements, loss of key management personnel, our ability to successfully develop new products and services, and the effect of general economic conditions in our markets.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the impact of interest rate changes due to its aggregate $4.75 million lines of credit and a term loan through its wholly owned subsidiary, Dan Post Boot Company. As of November 2, 2002, there was no outstanding indebtedness under the lines of credit and $4.1 million was outstanding on the term loan. The Company does not buy or sell derivative financial instruments for trading or other purposes. Borrowings under the Company’s credit facilities described above bear interest at rates based upon the “prime rate” or “prime rate” less a margin of one-half percent offered by the applicable lender. The Company has not entered into any swap agreements or engaged in any other hedging activities with respect to this variable rate indebtedness. A 10% increase in the interest rates under the Company’s credit facilities would increase annual interest expense by approximately $19,000 (assuming the Company’s aggregate borrowings under the credit facilities averaged $4.0 million during a fiscal year).

ITEM 4.	CONTROLS AND PROCEDURES

Within the 90-day period prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings.

There have been no significant changes in the Company’s internal controls or other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

While from time to time we are engaged in litigation incidental to our business, we are not currently party to any material legal proceedings.

Items 2, 3, 4, and 5.

These items are not applicable and have been omitted.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form S-14, Registration No. 2- 85908).

3.2	Amendment to the Certificate of Incorporation (Incorporated by reference to Exhibit 3 to the Registrant’s Form 10-K for the year ended August 1, 1987).

3.3	Restated Bylaws of the Registrant effective May 29, 2001. (Incorporated by reference to Exhibit 3.3 to the Registrant’s Form 10-K for the year ended July 28, 2001).

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for D. Gary McRae, President and CEO (Filed herein). Page 21.

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Marvin G. Kiser, Sr., Vice President of Finance (Filed herein). Page 22.

     (b)  No reports on Form 8-K were filed during the quarter ended November 2, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McRae Industries, Inc. (Registrant)

Date: December 17, 2002	By: /s/ D. Gary McRae

D. Gary McRae President and CEO (Principal Executive Officer)

Date: December 17, 2002	By: /s/ Marvin G. Kiser, Sr.

Marvin G. Kiser, Sr. (Principal Accounting Officer)

I, D. Gary McRae, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of McRae Industries, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 17, 2002

/s/  D. Gary McRae

D. Gary McRae
President and CEO

I, Marvin G. Kiser, Sr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of McRae Industries, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 17, 2002

/s/  Marvin G. Kiser, Sr.

Marvin G. Kiser, Sr.
Vice President of Finance