Form 10-Q
period 2003-02-01
MCRAE INDUSTRIES INC
filed 2003-03-18
CIK 729284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(x)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Quarter Ended February 1, 2003.

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

Yes   ( X )      No   (   )

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   (   )     No   ( X )

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $l Par Value—Class A 1,914,972 shares as of March 12, 2003.
Common Stock, $1 Par Value—Class B 853,527 shares as of March 12, 2003.

McRae Industries, Inc. and Subsidiaries

INDEX

		Page No.

	PART I. FINANCIAL INFORMATION
ITEM 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheet	3-4
	Condensed Consolidated Statement of Operations	5
	Condensed Consolidated Statement of Cash Flows	6
	Notes to Condensed Consolidated Financial Statements	7-8
ITEM 2.	Management’s Discussion And Analysis of Financial Condition and Results of Operations	9-17
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	17
ITEM 4.	Controls and Procedures	18
	PART II. OTHER INFORMATION
ITEM 1.	Legal Proceedings	18
ITEM 2.	Changes in Securities and Use of Proceeds	18
ITEM 3.	Defaults upon Senior Securities	18
ITEM 4.	Submission of Matters to a Vote of Security Holders	18
ITEM 5.	Other Information	18
ITEM 6.	Exhibits and Reports on Form 8-K	19
	Signatures	19

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

McRae Industries, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEET
ASSETS
(In thousands, except share and per share data)

	February 1, 2003	August 3, 2002

ASSETS
Current assets:
Cash and cash equivalents	$4,112	$5,822
Accounts and notes receivable, net	9,910	9,517
Inventories (see Note B)	16,465	16,241
Net investment in capitalized leases	254	254
Prepaid income taxes	1,034	242
Prepaid expenses and other current assets	413	104

Total current assets	32,188	32,180

Property and equipment, net	4,681	4,458
Other assets:
Notes and accounts receivable, related entities	0	395
Net investment in capitalized leases	187	441
Notes receivable	98	127
Real estate held for investment	1,246	652
Goodwill	362	362
Cash surrender value of life insurance	2,251	2,251
Trademarks	1,049	1,049
Other	131	14

Total other assets	5,324	5,291

	$42,193	$41,929

See notes to condensed consolidated financial statements

McRae Industries, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEET
LIABILITIES AND SHAREHOLDERS’ EQUITY
(In thousands, except share and per share data)

	February 1, 2003	August 3, 2002

Liabilities and Shareholders’ Equity
Current liabilities:
Notes payable, banks - current portion	$527	$527
Accounts payable	3,934	4,361
Accrued employee benefits	274	475
Deferred revenues	928	1,039
Accrued payroll and payroll taxes	846	753
Contract contingencies	500	669
Other	1,188	527

Total current liabilities	8,197	8,351

Notes payable, banks, net of current portion	3,636	3,900
Minority interest	93	97
Shareholders’ equity:
Common stock:
Class A, $1 par; Authorized 5,000,000 shares; Issued and outstanding, 1,897,972 and 1,879,072 shares, respectively	1,898	1,879
Class B, $1 par; Authorized 2,500,000 shares; Issued and outstanding, 870,527 and 889,427 shares, respectively	871	889
Additional paid-in capital	791	791
Retained earnings	26,707	26,022

Total shareholders’ equity	30,267	29,581

	$42,193	$41,929

NOTE:	The condensed consolidated balance sheet at August 3, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements

McRae Industries, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	February 1,	January 26,	February 1,	January 26,
	2003	2002	2003	2002

Net revenues	$17,337	$20,722	$36,876	$35,276
Costs and expenses:
Cost of revenues	13,089	15,380	27,887	26,215
Research & development	265	217	425	377
Selling, general and administrative	3,664	3,650	7,328	6,875
Other expense (income), net	(326)	(22)	(338)	(66)
Interest expense	44	55	93	132

Total costs and expenses	16,736	19,280	35,395	33,533

Earnings from operations before income taxes and minority interest	601	1,442	1,481	1,743
Provision for income taxes	232	581	574	696
Minority shareholder’s interest in earnings of subsidiary	(3)	(3)	(4)	(6)

Net earnings	$372	$864	$911	$1,053

Net earnings per common share	$.14	$.31	$.33	$.38

Weighted average number of common shares outstanding	2,768,499	2,768,499	2,768,499	2,768,499

See notes to condensed consolidated financial statements

McRae Industries, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	February 1, 2003	January 26, 2002

Net cash used in operating activities	$(1,241)	$(2,092)
Cash flows from investing activities:
Proceeds from sales of assets	375	195
Purchase of trade names and other assets	(150)	(875)
Capital expenditures	(234)	(1,167)
Net collections of long-term receivables	29	76

Net cash provided by (used in) investing activities	20	(1,771)

Cash flows from financing activities:
Principal repayments of notes payable	(263)	(226)
Dividends paid	(226)	(187)

Net cash used in financing activities	(489)	(413)

Net decrease in cash and cash equivalents	(1,710)	(4,276)
Cash and cash equivalents at beginning of period	5,822	7,341

Cash and cash equivalents at end of period	$4,112	$3,065

NOTE:	The effect of the transfers of $648,000 of office equipment from inventory to property and equipment during the first six months of fiscal 2003 is excluded from this statement of cash flows as non-operating and investing activities.

See notes to condensed consolidated financial statements

McRae Industries, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulation of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by the accounting principals generally accepted in the United States for complete financial statements. In addition, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended February 1, 2003 are not necessarily indicative of the results that may be expected for the year ending August 2, 2003. The interim condensed consolidated financial information should be read in conjunction with the Company’s August 3, 2002 audited consolidated financial statements and footnotes thereto included in the McRae Industries, Inc. Annual Report filed with the SEC.

Certain reclassifications have been made to the prior year’s financial statements to conform with the current year’s presentation.

NOTE B – INVENTORIES

The components of inventory consist of the following (in thousands):

	February 1, 2003	August 3, 2002

Raw materials	$2,569	$3,332
Work-in-process	895	1,049
Finished goods	13,001	11,860

	$16,465	$16,241

NOTE C – SUBSEQUENT EVENTS

On February 27, 2003, the Company declared a cash dividend of $.06 cents per share on its Class A Common Stock payable on March 28, 2003, to shareholders of record on March 14, 2003.

NOTE D – CHANGE IN ACCOUNTING PRINCIPAL

Effective August 4, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” The Company has determined that its goodwill was not impaired under the SFAS No. 142. Under SFAS No. 142, goodwill is no longer amortizable. Instead, goodwill is evaluated for impairment on an annual basis.

NOTE E – SUMMARY OF BUSINESS SEGMENTS

	Three Months Ended		Six Months Ended
	February 1,	January 26,	February 1,	January 26,
(In thousands)	2003	2002	2003	2002

Net revenues
Bar Code	$2,085	$2,470	$4,962	$4,777
Office Products	4,501	7,794	9,342	12,179
Military Boots	4,712	6,008	9,910	9,946
Western/Work Boots	6,065	4,731	12,611	8,674
Eliminations/Other	(26)	(281)	51	(300)

	17,337	20,722	36,876	35,276

Net earnings (loss) from operations
Bar Code	(496)	(484)	(714)	(1,002)
Office Products	(192)	442	(530)	256
Military Boots	702	1,638	1,531	2,487
Western/Work Boots	169	(271)	650	(243)
Eliminations/Other	418	117	544	245

	601	1,442	1,481	1,743
Provision for income taxes (benefit)	232	581	574	696
Minority shareholder’s interest	(3)	(3)	(4)	(6)
Net earnings	$372	$864	$911	$1,053

	February 1,	August 3,
	2003	2002

Assets
Bar Code	$5,070	$5,946
Office Products	10,670	11,265
Military Boots	3,874	4,347
Western/Work Boots	14,218	13,536
Eliminations/Other	8,361	6,835

	$42,193	$41,929

McRae Industries, Inc. and Subsidiaries

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto, and with the Company’s Annual Report on Form 10-K for the fiscal year ended August 3, 2002, including the financial information and management’s discussion and analysis contained or incorporated by reference therein.

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

Contract Contingencies

Our office products business leases equipment (usually for a sixty-month period) to countywide education systems and sells the lease to third party leasing companies. Under this program the school system is billed on a monthly, quarterly or annual basis at a specified rate for each copy it makes. The cost per copy charged to the school system is designed to cover the equipment cost, supplies (except for paper and staples), service, a finance charge and a profit margin. Quarterly, on a program-by-program basis, we project the expected outcome over the life of the program. We use historical copy usage to predict the number of copies to be made over the remaining life of the program. We adjust this estimate of the number of expected future copies based on known factors that will influence copy rates in each program. We use historical service and supply costs incurred on each program to estimate future service and supply costs on a per copy basis. We adjust these estimated costs for known factors that will impact service and supplies in the future. We also estimate any other costs expected to be incurred such as depreciation on rental equipment. On programs where the sum of the estimated future costs exceeds the expected future revenue, we recognize a provision for losses.

Intangible Assets

We determine the utility of goodwill and trademarks based on estimated future cash flows and test for impairment in accordance with applicable accounting pronouncements. Effective August 4, 2002 we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

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

FINANCIAL CONDITION AND LIQUIDITY

At the end of the second quarter of fiscal 2003, our cash and cash equivalents totaled $4.1 million as compared to the $5.8 million reported at the end of fiscal 2002. Working capital amounted to $24.0 million and our current ratio was 3.9 to 1.

Currently, we have two lines of credit with a bank totaling $4.7 million, all of which was available at February 1, 2003. One credit line totaling $1.75 million expires in June 2003. The other credit line totaling $3.0 million expires in November 2003. We believe that the current cash and cash equivalents, cash generated from operations and the available lines of credit will be sufficient to meet our capital requirements for the remainder of fiscal 2003. We do not currently utilize any off-balance sheet financing arrangements and do not anticipate doing so in the future. Our contractual commitments related to operating leases and loan principal payments for fiscal 2003 are approximately $835,000.

Selected cash flow data for the first six months of fiscal 2003 are presented below (in thousands):

For the six months ended
February 1, 2003

Source (Use) of Cash
Operating activities:
Net earnings adjusted for depreciation	$1,509
Accounts receivable	(86)
Inventories	(224)
Accounts payable	(431)
Income taxes	(794)
Net cash used in operating activities	(1,241)

During the first six months of fiscal 2003 net cash used in operating activities amounted to approximately $1.2 million. Net earnings adjusted for depreciation contributed a positive cash flow of $1.5 million. The increase in accounts receivable used approximately $86,000. The timing of collection from the Government for military boots and the heavy January billing of countywide school systems used approximately $550,000 of cash, partially offset by reduced accounts receivable in the bar code and western boot businesses. The increase in inventories used approximately $224,000 of cash as adjusted for $648,000 of transfers to rental equipment for the office products business. Slower than expected sales in the office products and western boot businesses expanded inventories by $550,000 and $368,000, respectively. These increases in inventory were partially offset by decreased inventory levels in the military boot and bar code businesses. The timing of normal vendor payments was the primary reason for the $431,000 reduction in accounts payable. Estimated income tax payments for fiscal 2003 used approximately $794,000 of cash.

During the first six months of fiscal 2003 we spent approximately $234,000 on capital expenditures primarily for production and computer equipment. Rental equipment related to the office products business cost per copy program increased by approximately $648,000 for the first six months of fiscal 2003. The sale of our motel property resulted in a positive $314,000 cash flow.

During the first six months of fiscal 2003 our debt service used approximately $356,000 of cash for principal and interest payments. Dividends paid during the first six months amounted to nearly $226,000.

The continued expansion of our western and work boot business could have a significant adverse effect on liquidity as cash requirements increase to finance larger inventories and trade accounts receivable. In addition, a decrease in military boot sales to the U.S. Government because of lower boot requirements and our failure to win a new contract to manufacture the new waterproof membrane boot could have a significant adverse impact on our liquidity (See discussion below under “Military Boot Business”).

SECOND QUARTER FISCAL 2003, COMPARED TO SECOND QUARTER FISCAL 2002

Consolidated net revenues for the second quarter of fiscal 2003 were $17.3 million as compared to $20.7 million for the second quarter of fiscal 2002. This 16.4% decrease in net revenues was attributable to lower sales of military boots, bar code products and office equipment. Western boot product sales partially offset this decrease in revenues as sales for the second quarter of fiscal 2003 totaled $6.1 million as compared to $4.7 million for the second quarter of fiscal 2002.

Consolidated gross profit decreased from $5.3 million for the second quarter of fiscal 2002 to $4.2 million for the second quarter of fiscal 2003. This 20.8% decline in gross profit was primarily the result of decreased revenues, higher manufacturing costs, and competitive market pressures.

Consolidated selling, general and administrative (SG&A) expenses were approximately $3.7 million for the second quarter of both fiscal 2003 and 2002. As a percentage of net revenues, SG&A expenditures increased from 17.9% for the second quarter of fiscal 2002 to 21.4% for the second quarter of fiscal 2003.

The sale of our motel property resulted in a gain of approximately $314,000.

As a result of the above, consolidated earnings from operations amounted to $601,000 for the second quarter of fiscal 2003 as compared to $1.4 million for the same quarter of fiscal 2002.

Bar Code Business

Net revenues for the bar code business totaled $2.1 million for the second quarter of fiscal 2003, down 16% from net revenues of $2.5 million for the second quarter of fiscal 2002. This decrease was primarily the result of a weak market for bar code products.

Gross profit for the second quarter of fiscal 2003 amounted to $537,000 as compared to $767,000 for the second quarter of fiscal 2002. As a percentage of net revenues, gross profit fell from 30.7% for the second quarter of fiscal 2002 to 25.6% for the second quarter of fiscal 2003. This decline in gross profit was primarily the result of lower net revenues and a reduced proportion of higher margin manufactured products in the sales mix.

SG&A and research and development costs totaled $1.0 million for the second quarter of fiscal 2003 as compared to $1.3 million for the second quarter of fiscal 2002. The decrease in SG&A expenses was the result of lower sales and administrative salaries, telephone charges, advertising expenditures and amortization.

As a result of the above, the bar code loss from operations for the second quarter of fiscal 2003 totaled $496,000 as compared to a loss from operations of $484,000 for the second quarter of fiscal 2002.

Office Products Business

Net revenues for the office products business for the second quarter of fiscal 2003 totaled $4.5 million as compared to $7.8 million for the second quarter of fiscal 2002. This 42.3% decline in net revenues was primarily due to lower countywide school system equipment sales resulting primarily from our implementation during the quarter of a service initiative, which had the impact of reducing sales, and the impact of lower school system copies as a result of weather related school closings. We do not expect our service initiative to continue to negatively impact sales and therefore currently expect sales to increase in the third and fourth quarters of fiscal 2003.

Gross profit for the second quarter amounted to $1.2 million, down 33.3% from $1.8 million for the second quarter of fiscal 2002. This decrease in gross profit was primarily the result of lower net revenues. Gross profit as a percentage of net revenue for the second quarter of fiscal 2003 increased to 27% as compared to 23% for the second quarter of fiscal 2002 as higher margin commercial sales, service and supply sales contributed a greater percentage of the overall sales mix.

SG&A costs for the second quarters of fiscal 2003 and 2002 totaled approximately $1.4 million.

As a result of the above, the office products business loss from operations was $192,000 for the second quarter of fiscal 2003 as compared to earnings from operations of $442,000 for the second quarter of fiscal 2002.

Military Boot Business

Net revenues for the military boot business for the second quarter of fiscal 2003 totaled $4.7 million, a decrease of 21.7% from $6.0 million for the second quarter of fiscal 2002. This decline in net revenues was the result of reduced sales of the standard issue all-leather combat boot to the U.S. Government partially offset by increased sales of lower priced desert boots to the U.S. Government and increased sales of boots in the commercial market at lower selling prices.

Gross profit for the second quarter of fiscal 2003 was $943,000 as compared to $1.8 million for the same quarter of fiscal 2002. Gross profit as a percentage of net revenues decreased from 30% for the second quarter of fiscal 2002 to 20% for the second quarter of fiscal 2003. This decline in gross profit was primarily attributable to the reduction in sales of the standard issue all-leather combat boot to the U.S. Government and higher labor manufacturing costs.

SG&A expenses for the second quarter of fiscal 2003 amounted to $243,000 as compared to $180,000 for the second quarter of fiscal 2002. This increase was primarily the result of increased employee health care insurance costs.

As a result of the above, the military boot business earnings from operations amounted to $702,000 for the second quarter of fiscal 2003 as compared to $1,638,000 for the second quarter of fiscal 2002.

The ordering period under our current Contract (the Contract) under which we provide military combat boots to the U.S. Government (the Government) was recently extended to June 11, 2003. The Government has issued two solicitations for future military combat boot requirements. One solicitation covers the three current direct molded sole (DMS) styles of military combat boots, including the standard issue all-leather combat boot that has historically accounted for the majority of the Government’s order under the Contracts. The second solicitation covers the newly adopted infantry combat boot, which incorporates a waterproof membrane construction. This boot will replace the current all-leather boot as the Army’s standard issue combat boot. We submitted bids for both solicitations.

On March 11, 2003 we received an official award against the Contract for a minimum of 93,734 pairs and a maximum of 187,903 pairs. Also on March 11, 2003 we were advised that we did not win a contract to produce the new infantry combat boot. We are still awaiting the Government’s award decision on the solicitation covering the current DMS styles of boots and while the Government has announced its intention to make as many as four awards, there are no assurances that we will be successful in obtaining an award under this solicitation to produce boots for the Government.

During the first six months of fiscal 2003 revenues attributable to sales of the current standard all-leather issue combat boots were approximately $3.0 million. We expect to ship approximately $4.0 million in additional orders for these boots during the remainder of fiscal 2003. We believe it may take the vendors that won contracts to produce the new infantry combat boot as many as 6-8 months to begin shipping completed orders to the Government. During this period we expect additional orders from the Government for the all-leather DMS boot we manufacture to fill the Army’s recruit needs and replacement. However, we do not expect further orders for the current all-leather boot once the new boot is available for issue.

Given current global uncertainties and the threat of war looming in the Middle East, we believe there will continue to be a demand for the desert boot for the foreseeable future. Also we expect to continue to produce DMS style boots for sale to Israel under our current contract with Israel as well as for sale in the commercial market.

Western and Work Boot Business

Net revenues for the western and work boot business for the second quarter of fiscal 2003 totaled $6.1 million, an increase of 29.8% over net revenues of $4.7 million for the second quarter of fiscal 2002 primarily as a result of continued strong demand for Dan Post and Dingo branded boot products.

Gross profit for the second quarter of fiscal 2003 amounted to $1.6 million as compared to $1.0 million for the second quarter of fiscal 2002. Gross profit as a percentage of net revenues increased from 21.3% for the second quarter of fiscal 2002 to 26.2% for the second quarter of fiscal 2003. This improvement in gross profit was primarily the result of increased net revenues and a greater contribution to the overall sales mix of higher margin Dan Post and Dingo boot products.

SG&A expenses for the second quarter of fiscal 2003 were $1.3 million, up from $1.1 million for the second quarter of fiscal 2002. This 18.2% rise in SG&A costs was the result of higher sales commissions and increased advertising and marketing expenditures. As a percentage of net revenues, SG&A expenses were 21.3% and 23.4% for the second quarters of fiscal 2003 and 2002, respectively.

As a result of the above, the western and work boot business earnings from operations were $169,000 for the second quarter of fiscal 2003 as compared to an operating loss of $271,000 for the second quarter of fiscal 2002.

FIRST SIX MONTHS FISCAL 2003 COMPARED TO FIRST SIX MONTHS FISCAL 2002

Consolidated net revenues for the first six months of fiscal 2003 totaled $36.9 million as compared to $35.3 million for the first six months of fiscal 2002. This 4.5% improvement in net revenues was primarily attributable to increased net revenues in the western boot and bar code businesses partially offset by lower net revenues in the military boot and office products businesses.

Gross profit for the first six months of fiscal 2003 amounted to $9.0 million as compared to $9.1 million for the first six months of fiscal 2002. Gross margin as a percentage of net revenues was slightly lower, down from 24.4% for the first six months of fiscal 2002 to 25.8% for the first six months of fiscal 2003.

SG&A and research and development expenses for the first six months of fiscal 2003 were $7.8 million, up from $7.3 million for the first six months of fiscal 2002. As a percentage of net revenue, SG&A costs increased slightly, from 20.7% for the first six months of fiscal 2002 to 21.1% for the first six months of fiscal 2003.

As a result of the above, net earnings from operations for the first six months of fiscal 2003 were $1.5 million as compared to $1.7 million for the first six months of fiscal 2002.

Bar Code Business

Net revenues for the bar code business for the first six months of fiscal 2003 were $5.0 million, up approximately $200,000 from $4.8 million for the first six months of fiscal 2002. Market conditions for bar code products continue to be weak.

Gross profit for the first six months of fiscal 2003 totaled $1.3 million, down 7.1% from $1.4 million for the first six months of fiscal 2002. Gross profit as a percentage of net revenues declined from 29.2% for the first six months of fiscal 2002 to 26.0% for the first six months of fiscal 2003. This decrease in gross profit resulted primarily from a sales mix weighted in favor of lower margin resale products as compared to our higher margin manufactured products.

SG&A and research and development expenses totaled $2.1 million and $2.5 million for the first six months of fiscal 2003 and 2002, respectively. This reduction in expenses resulted from lower employment related costs, sales and marketing expenditures, amortization charges, and telephone expenses.

As a result of the above, the operating loss for the bar code business decreased from $1.0 million for the first six months of fiscal 2002 to $714,000 for the first six months of fiscal 2003.

Office Products Business

Net revenues for the office products business totaled $9.3 million for the first six months of fiscal 2003 as compared to $12.2 million for the first six months of fiscal 2002. This 24% decrease in net revenues was primarily due to lower countywide school system equipment sales resulting primarily from our implementation during the second quarter of a service initiative, which had the impact of reducing sales during the quarter and the impact of lower school system copies as a result of weather related school closings.

Gross profit for the first six months of fiscal 2003 and 2002 amounted to $2.1 million and $2.9 million, respectively. This decrease in gross profit was primarily attributable to reduced net revenues and higher service and supply costs.

SG&A and research and development expenses for the first six months of fiscal 2003 were $2.6 million as compared to $2.7 million for the first six months of fiscal 2002. Reduced sales and administrative employment costs and travel expenses were partially offset by increased advertising expenditures, business insurance, and employee health care costs.

As a result of the above, the operating loss for the office products business amounted to $530,000 for the first six months of fiscal 2003 as compared to earnings from operations of $256,000 for the same period of fiscal 2002.

Military Boot Business

Net revenues for the military boot business for the first six months of fiscal 2003 and fiscal 2002 totaled approximately $9.9 million, respectively. The demand for military combat boots by the Government remained strong as a result of the current world tensions. Military boot sales to Israel and the domestic commercial market also improved over fiscal 2002 levels.

Gross profit for the first six months of fiscal 2003 was $2.0 million, down 28.6% from $2.8 million for the first six months of fiscal 2002. This reduction in gross profit was primarily attributable to lower overall military combat boot sales prices, proportionally higher sales of desert type boots, and higher labor manufacturing costs.

SG&A expenses for the first six months of fiscal 2003 were $449,000 as compared to $351,000 for the first six months of fiscal 2002. This increase in SG&A expenses resulted primarily from increased health care costs.

As a result of the above, the military boot business earnings from operations for the first six months of fiscal 2003 totaled $1.5 million as compared to $2.5 million for the first six months of fiscal 2002.

Western and Work Boot Business

Net revenues for the western and work boot business for the first six months of fiscal 2003 amounted to $12.6 million, up 44.8% from $8.7 million for the first six months of fiscal 2002 as demand for Dan Post and Dingo branded products remained strong.

Gross profit for the first six months of fiscal 2003 was $3.5 million as compared to $1.9 million for the first six months of fiscal 2002. Gross profit as a percentage of net revenues improved from 21.8% for the first six months of fiscal 2002 to 27.8% for the first six months of fiscal 2003. This growth in gross profit was primarily the result of increased net revenues and a greater concentration of higher margin branded products in the overall sales mix.

SG&A expenses for the first six months of fiscal 2003 were $2.5 million as compared to $1.8 million for the first six months of fiscal 2002 primarily as a result of increased expenditures for sales commissions, marketing and advertising costs, administrative salaries, and professional fees.

As a result of the above, the western and work boot business earnings from operations for the first six months of fiscal 2003 totaled $650,000 as compared to an operating loss of $243,000 for the first six months of fiscal 2002.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2002, Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures”, was issued and established the accounting and disclosure requirements associated with alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 is effective for fiscal 2003. Currently, we do not have any stock-based employee compensation.

On January 17, 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 clarifies existing accounting for whether interest entities should be consolidated in financial statements based upon the investees ability to finance its activities without additional financial support and whether investors possess characteristics of a controlling financial interest. FIN 46 applies to years or interim periods beginning after June 15, 2003 with certain disclosure provisions required for financial statements issued after January 31, 2003. We are currently evaluating the applicability of FIN 46 to our guarantee to purchase equipment upon the termination of certain third party leases and have complied with the disclosure provisions of FIN 46 in these financial statements.

Countywide education systems enter into lease agreements with third party leasing companies under our cost per copy program. Under certain of these leases, the third party leasing company requires us to purchase the equipment for 6% to 9% of the original cost of the equipment leased, depending on the term of the lease, provided the countywide education system does not purchase the equipment at the end of the lease or extend the lease term. We have sold approximately $18.1 million of equipment under leases containing this provision through February 1, 2003 and our maximum exposure under the guarantee is approximately $1.1 million.

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

The Company is exposed to the impact of interest rate changes due to its aggregate $4.75 million lines of credit and a term loan through its wholly owned subsidiary, Dan Post Boot Company. As of February 1, 2003, there were no outstanding indebtedness under the lines of credit and $3.9 million was outstanding on the term loan. The Company does not buy or sell derivative financial instruments for trading purposes. Borrowings under the Company’s credit facilities described above bear interest at rates based upon the “Prime Rate” or “Prime Rate” less a margin of one-half percent offered by the applicable lender. The Company has not entered into any swap agreements or engaged in any other hedging activities with respect to this variable rate indebtedness. A 10% increase in the interest rates under the Company’s credit facilities would increase annual interest expense by approximately $19,000 (assuming the Company’s aggregate borrowings under the credit facilities averaged $4.0 million during a fiscal year).

ITEM 4.	CONTROLS AND PROCEDURES

Within the 90-day period prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our Exchange Act filings.

There have been no significant changes in our internal controls or other factors, which could significantly affect internal controls subsequent to the date we carried out this evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

While from time to time we are engaged in litigation incidental to our business, we are not currently party to any material legal proceedings.

Items 2 and 3.

These items are not applicable and have been omitted.

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Shareholders held on December 19, 2002, the following individuals were elected to the Board of Directors:

	Votes For		Votes Withheld
	Class A	Class B	Class A	Class B

D. Gary McRae	N/A	753,473	N/A	89,620
William H. Swan	N/A	843,093	N/A	0
Hilton J. Cochran	N/A	843,093	N/A	0
Victor A. Karam	N/A	753,473	N/A	89,620
James W. McRae	N/A	753,473	N/A	89,620
Brady W. Dickson	1,756,955	N/A	14,125	N/A
Harold W. Smith	1,413,926	N/A	357,154	N/A

The following proposal was approved at the Company’s Annual Meeting:

	Affirmative Votes		Negative Votes		Votes Withheld
	Class A	Class B	Class A	Class B	Class A	Class B

Ratify the appointment of Grant Thornton LLP as independent certified public accountants for the current fiscal year.	1,770,322	842,775	412	212	346	106

Item 5.

This item is not applicable and has been omitted.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form S-14, Registration No. 2-85908).

3.2	Amendment to the Certificate of Incorporation (Incorporated by reference to Exhibit 3 to the Registrant’s Form 10-K for the year ended August 1, 1987).

3.3	Restated Bylaws of the Registrant effective May 29, 2001. (Incorporated by reference to Exhibit 3.3 to the Registrant’s Form 10-K for the year ended July 28, 2001).

10.1	Confirmation Regarding Split Dollar Insurance Arrangement dated March 17, 2003 (Filed herein). Page 24-29.

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for D. Gary McRae, President and CEO (Filed herein). Page 30.

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Marvin G. Kiser, Sr., Vice President of Finance (Filed herein). Page 31.

(b)	No reports on Form 8-K were filed during the quarter ended February 1, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McRae Industries, Inc. (Registrant)

Date: March 17, 2003	By:	/s/ D. Gary McRae D. Gary McRae President and CEO (Principal Executive Officer)

Date: March 17, 2003	By:	/s/ Marvin G. Kiser, Sr. Marvin G. Kiser, Sr. (Principal Accounting Officer)

I, D. Gary McRae, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of McRae Industries, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: March 17, 2003

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

Date: March 17, 2003

/s/ Marvin G. Kiser, Sr. Marvin G. Kiser, Sr. Vice President of Finance