Form 10-Q
period 2003-05-03
MCRAE INDUSTRIES INC
filed 2003-06-17
CIK 729284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(x)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended May 3, 2003

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

Yes   (X)                     No   (  )

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   (  )                      No   (X)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Common Stock, $l Par Value—Class A 1,914,972 shares as of June 12, 2003.

Common Stock, $1 Par Value—Class B 853,527 shares as of June 12, 2003.

McRae Industries, Inc. and Subsidiaries

INDEX

		Page No.

	PART I. FINANCIAL INFORMATION
ITEM 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheet	3 - 4
	Condensed Consolidated Statement of Operations	5
	Condensed Consolidated Statement of Cash Flows	6
	Notes to Condensed Consolidated Financial Statements	7 - 8
ITEM 2.	Management’s Discussion And Analysis of Financial Condition and Results of Operations	9 - 18
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	18
ITEM 4.	Controls and Procedures	18
	PART II. OTHER INFORMATION
ITEM 1.	Legal Proceedings	19
ITEM 2.	Changes in Securities and Use of Proceeds	19
ITEM 3.	Default upon Senior Securities	19
ITEM 4.	Submission of Matters to a Vote of Security Holders	19
ITEM 5.	Other Information	19
ITEM 6.	Exhibits and Reports on Form 8-K	19
	Signatures	19

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

McRae Industries, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEET
ASSETS
(In thousands, except share and per share data)

	May 3, 2003	August 3, 2002

ASSETS
Current assets:
Cash and cash equivalents	$3,553	$5,822
Accounts and notes receivable, net	10,512	9,517
Inventories (see Note B)	16,850	16,241
Net investment in capitalized leases	296	254
Income tax receivable	1,036	242
Prepaid expenses and other current assets	436	104

Total current assets	32,683	32,180

Property and equipment, net	4,642	4,458

Other assets:
Notes and accounts receivable, related entities	0	395
Net investment in capitalized leases	131	441
Notes receivable	77	127
Real estate held for investment	1,268	652
Goodwill	362	362
Cash surrender value life insurance	2,251	2,251
Trademarks	1,049	1,049
Other	131	14

Total other assets	5,269	5,291

	$42,594	$41,929

See notes to condensed consolidated financial statements

McRae Industries, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEET
LIABILITIES AND SHAREHOLDERS’ EQUITY
(In thousands, except share and per share data)

	May 3, 2003	August 3, 2002

Liabilities and Shareholders’ Equity
Current liabilities:
Notes payable, banks - current portion	$527	$527
Accounts payable	3,875	4,361
Accrued employee benefits	368	475
Deferred revenues	898	1,039
Accrued payroll and payroll taxes	1,106	753
Contract contingencies	400	669
Other	1,111	527

Total current liabilities	8,285	8,351

Notes payable, banks, net of current portion	3,499	3,900
Minority interest	90	97
Shareholders’ equity:
Common stock:
Class A, $1 par; Authorized 5,000,000 shares; issued and outstanding, 1,914,972 and 1,879,072, shares, respectively	1,915	1,879
Class B, $1 par; Authorized 2,500,000 shares; issued and outstanding, 853,527 and 889,427 shares, respectively	853	889
Additional paid-in capital	791	791
Retained earnings	27,161	26,022

Total shareholders’ equity	30,720	29,581

	$42,594	$41,929

NOTE	-	The condensed consolidated balance sheet at August 3, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements

McRae Industries, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	May 3,	April 27,	May 3,	April 27,
	2003	2002	2003	2002

Net revenues	$18,976	$18,477	$55,852	$53,753
Costs and expenses:
Cost of revenues	14,276	13,602	42,163	39,817
Research & development	215	162	640	497
Selling, general and administrative	3,658	3,488	10,986	10,405
Other expense (income), net	(33)	106	(371)	39
Interest expense	42	52	135	185

Total costs and expenses	18,158	17,410	53,553	50,943

Earnings from operations before income taxes and minority interest	818	1,067	2,299	2,810
Provision for income taxes	253	390	827	1,086
Minority shareholder’s interest in earnings of subsidiary	(3)	(1)	(7)	(7)

Net earnings	$568	$678	$1,479	$1,731

Net earnings per common share:	$.20	$.24	$.53	$.63

Weighted average number of common shares outstanding	2,768,499	2,768,499	2,768,499	2,768,499

See notes to condensed consolidated financial statements

McRae Industries, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	May 3, 2003	April 27, 2002

Net cash (used in) provided by operating activities	$(1,499)	$365

Cash flows from investing activities:
Proceeds from sale of assets	394	104
Net collections from related parties	0	13
Capital expenditures	(324)	(1,244)
Purchase of brand name and other assets	(150)	(800)
Purchase of officer life insurance	0	(210)
Net collections of long-term receivables	51	67

Net cash used in investing activities	(29)	(2,070)

Cash flows from financing activities:
Principal repayments of notes payable	(400)	(446)
Dividends paid	(341)	(280)

Net cash used in financing activities	(741)	(726)

Net decrease in cash and cash equivalents	(2,269)	(2,431)
Cash and cash equivalents at beginning of period	5,822	7,341

Cash and cash equivalents at end of period	$3,553	$4,910

NOTE:	The effect of the transfer of $827,000 of office equipment from inventory to property and equipment during the first nine months of fiscal 2003 is excluded from this statement of cash flows as non-operating and investing activities.

See notes to condensed consolidated financial statements

McRae Industries, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by the accounting principals generally accepted in the United States for complete financial statements. In addition, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended May 3, 2003 are not necessarily indicative of the results that may be expected for the year ending August 2, 2003. The interim condensed consolidated financial information should be read in conjunction with the Company’s August 3, 2002 audited consolidated financial statements and footnotes thereto included in the McRae Industries, Inc. Annual Report filed with the SEC.

Certain reclassifications have been made to the prior year’s financial statements to conform with the current year’s presentation.

NOTE B - INVENTORIES

The components of inventory consist of the following (in thousands):

	May 3, 2003	August 3, 2002

Raw materials	$2,800	$3,332
Work-in-process	1,029	1,049
Finished goods	13,021	11,860

	$16,850	$16,241

NOTE C - SUBSEQUENT EVENTS

On June 3, 2003, the Company declared a cash dividend of $.06 cents per share on its Class A Common Stock payable on June 27, 2003 to shareholders of record on June 13, 2003.

NOTE D - SUMMARY OF BUSINESS SEGMENTS

	Three Months Ended		Nine Months Ended
	May 3,	April 27,	May 3,	April 27,
	2003	2002	2003	2002

(In thousands)
Net revenues
Bar Code	$2,285	$3,033	$7,247	$7,810
Office Products	6,368	4,893	15,710	17,072
Military Boots	5,341	5,063	15,251	15,009
Western and Work Boots	4,957	5,562	17,568	14,236
Eliminations/Other	25	(74)	76	(374)

	18,976	18,477	55,852	53,753

Net earnings (loss)
Bar Code	(439)	(184)	(1,153)	(1,186)
Office Products	151	(62)	(379)	194
Military Boots	949	1,135	2,480	3,622
Western and Work Boots	(48)	57	602	(186)
Eliminations/Other	205	121	749	366

	818	1,067	2,299	2,810
Provision for income taxes (benefit)	253	390	827	1,086
Minority shareholder’s interest	(3)	(1)	(7)	(7)
Net earnings	$568	$678	$1,479	$1,731

	May 3,	August 3,
	2003	2002

Assets
Bar Code	$4,934	$5,946
Office Products	11,036	11,265
Military Boots	4,705	4,347
Western and Work Boots	14,625	13,536
Eliminations/Other	7,294	6,835

	$42,594	$41,929

McRae Industries, Inc. and Subsidiaries

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Intangible Assets

We determine the utility of goodwill and trademarks based on estimated future cash flows and test for impairment in accordance with applicable accounting pronouncements. Effective August 4, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

Inventories

Inventories are recorded at the lower of cost or market value. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast and demand requirements for the next twelve months. Actual demand and market conditions may be different from those projected by our management.

Revenue Recognition

The U.S. Government (the Government) unilaterally modified the Company’s current contract under which we provide military combat boots to the Government to require a bill and hold procedure on June 1, 2001. Under bill and hold, the Government issues a specific boot production order which, when completed and ready for shipment, is inspected and accepted by the Quality Assurance Representative (QAR), thereby transferring ownership to the Government. Under this contract modification, after inspection and acceptance by the QAR, the boots become “Government-owned property”. Also, after QAR inspection and acceptance, we invoice and receive payment from the Government, and warehouse and distribute the related boots against Government-issued requisition orders, which we receive five days per week. Government-owned boots stored in our warehouse are complete, including packaging and labeling. The bill and hold procedure requires physical segregation and specific identification of Government-owned boots, and because they are owned by the Government, we cannot use them to fill any other customer orders. We have certain custodial responsibilities for these boots, including loss or damage, which we insure. The related insurance policies specifically provide that loss payment on finished stock and sold personal property completed and awaiting delivery is based on selling price. In accordance with guidance issued under Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” revenues from bill and hold transactions are recognized at the time of acceptance by the QAR.

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. During 2003, we changed our estimate of sales allocable to certain states and the taxability of certain international sales. As a result, we have reduced our effective tax rate. This process involves us estimating our actual current exposure together with assessing temporary differences resulting from differing treatment of items, such as leasing activity, allowances and depreciation, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance, which could materially impact our financial position and results of operations.

FINANCIAL CONDITION AND LIQUIDITY

Our cash and cash equivalents totaled $3.6 million at the end of the first nine months of fiscal 2003 as compared to $5.8 million reported at the end of fiscal 2002. Working capital amounted to $24.4 million and our current ratio was 4.0 to 1.

Currently, we have two lines of credit with a bank totaling $4.75 million, all of which was available at May 3, 2003. One credit line totaling $1.75 million expires in June 2003. We are currently working to renew this line of credit on substantially identical terms. The other credit line totaling $3.0 million expires in November 2003. We believe that the current cash and cash equivalents, cash generated from operations, and the available lines of credit will be sufficient to meet our capital requirements for the remainder of fiscal 2003. Our office products business leases equipment (usually for a sixty-month period) to countywide education systems and sells the lease to third party leasing companies. Under certain of these leases, the third party leasing company requires us to purchase the equipment for 6% to 9% of the original cost of the equipment leased, depending on the term of the lease provided the countywide education system does not purchase the equipment at the end of the lease or extend the lease term. As of May 3, 2003, we had sold approximately $21.6 million of equipment under leases containing this provision and our repurchase exposure was approximately $1.3 million.

We do not currently utilize any off-balance sheet financing arrangements and do not anticipate doing so in the future. Our remaining contractual commitments for fiscal 2003 are approximately $165,000.

Selected cash flow data for the first nine months of fiscal 2003 are presented below (in thousands):

For the nine months ended
May 3, 2003

Source (Use) of Cash
Operating activities:
Net earnings adjusted for depreciation	$2,382
Accounts receivable	(688)
Inventories	(1436)
Accounts payable	(490)
Income taxes	(794)
Net cash used in operating activities	(1,499)

Net cash used in operating activities during the first nine months of fiscal 2003 amounted to approximately $1.5 million. Net earnings adjusted for depreciation contributed a positive cash flow of $2.4 million. The increase in accounts receivable used approximately $688,000 primarily attributable to the timing of payments from the Government for military boots and from office equipment installation for several countywide school systems at the close of the quarter. Inventory balances increased approximately $609,000 not including the transfer of $827,000 of office equipment to property and equipment related to the office products business. Slower sales in the office products and western boot businesses expanded inventories by $195,000 and $762,000, respectively. These increases in inventory were partially offset by decreased inventory levels in the military boot and bar code businesses. The timing of normal vendor payments was the primary reason for the $490,000 reduction in accounts payable. Estimated income tax payments for fiscal 2003 used approximately $794,000 of cash. Contract contingencies related to the office products business were reduced by approximately $267,000 as fewer countywide school programs project future losses.

Capital expenditures for the first nine months of fiscal 2003 amounted to approximately $324,000 primarily for manufacturing equipment, various office machines, and computer equipment upgrades. Rental equipment related to the office products business cost per copy program increased by approximately $827,000 for the first nine months of fiscal 2003. The sale of our hotel property and other assets provided approximately $394,000 of cash.

Our debt service used approximately $508,000 of cash for principal and interest payments. Dividends paid during the first nine months of fiscal 2003 amounted to nearly $341,000.

The continued expansion of our western and work boot business could have a significant adverse effect on liquidity as cash requirements increase to finance larger inventories and trade accounts receivable. In addition, a decrease in military boots sales to the U.S. Government because of lower boot requirements or our failure to win a new contract to replace the one expiring in June 2003 could have a significant adverse impact on our liquidity (See discussion below under “Third Quarter Fiscal 2003 Compared to Third Quarter Fiscal 2002 - Military Boot Business”).

THIRD QUARTER FISCAL 2003 COMPARED TO THIRD QUARTER FISCAL 2002

Consolidated net revenues amounted to approximately $19.0 million for the third quarter of fiscal 2003 as compared to $18.5 million for the third quarter of fiscal 2002. This 2.7% increase in net revenues was primarily attributable to increased sales of military combat boots to the U.S. Government and the delivery of office equipment to several large countywide school systems. These increases in net revenues were partially offset by lower sales of bar code and western boot products for the third quarter of fiscal 2003 as compared to the third quarter of fiscal 2002.

Consolidated gross profit was down approximately 4.1% from $4.9 million for the third quarter of fiscal 2002 to $4.7 for the third quarter of fiscal 2003. Gross profit as a percentage of net revenues for the third quarter of fiscal 2003 was 24.7% as compared to 26.5% for the third quarter of fiscal 2002. This decline in gross profit was primarily the result of lower product sales prices, higher per unit manufacturing costs, changing product sales mixes, and depressed market conditions as described more fully below.

Research and development costs amounted to $215,000 for the third quarter of fiscal 2003 as compared to $162,000 for the same quarter of fiscal 2002. The current quarter expenditures primarily related to the development of a new bar code business product.

Selling, general and administrative (SG&A) expenses for the third quarter of fiscal 2003 amounted to approximately $3.7 million, up 5.7% over the $3.5 million reported for the third quarter of fiscal 2002. As a percentage of net revenues, SG&A expenses were 19.5% and 18.9% for the third quarters of fiscal 2003 and 2002, respectively. This slight growth in SG&A expenses was primarily the result of increased expenditures for sales salaries and commissions, group health insurance costs, and professional fees.

As a result of the above, consolidated earnings from operations totaled $818,000 for the third quarter of fiscal 2003 as compared to $1,067,000 for the third quarter of fiscal 2002.

Bar Code Business

Net revenues for the bar code business totaled $2.3 million for the third quarter of fiscal 2003 as compared to $3.0 million for the third quarter of fiscal 2002. This $700,000 decline in net revenues was primarily the result of competitive pressures in a depressed bar code product market, the maturation of the Apex II and III manufactured products, and the delay in getting the Apex IV product to market. We do not expect any significant improvement in market conditions for the fourth quarter of fiscal 2003.

Gross profit for the third quarter of fiscal 2003 amounted to $482,000, down nearly 49% from $949,000 for the third quarter of fiscal 2002. Gross profit as a percentage of net revenues fell from 31% for the third quarter of fiscal 2002 to 21% for the third quarter of fiscal 2003. The decline in gross profit was primarily attributable to lower net revenues and a reduced proportion of higher margin manufactured products in the sales mix.

SG&A and research and development totaled approximately $935,000 for the third quarter of fiscal 2003 as compared to approximately $1.14 million for the third quarter of fiscal 2002. The decline in SG&A costs was primarily the result of cost containment strategies that were effective in lowering sales and administrative salaries, advertising expenditures, telephone costs, and amortization charges.

As a result of the above, the bar code business loss from operations for the third quarter of fiscal 2003 amounted to $439,000 as compared to a loss from operations of $184,000 for the third quarter of fiscal 2002.

Office Products Business

Net revenues for the office products business for the third quarter of fiscal 2003 were $6.4 million, up from $4.9 million for the third quarter of fiscal 2002. This 30.6% improvement in net revenues was primarily the result of the effective implementation of our service initiative and contract renewals and office equipment installations in several countywide school systems. We expect an additional improvement in sales in the fourth quarter as the successful implementation of our service initiative continues and supports the installation and renewal of several countywide school systems.

Gross profit for the third quarter of fiscal 2003 totaled $1.68 million as compared to $1.15 million for the third quarter of fiscal 2002. Gross profit as a percentage of net revenues grew from 23.5% for the third quarter of fiscal 2002 to 26.3% for the third quarter of fiscal 2003. This improvement in gross profit was primarily the result of increased net revenues and higher profit associated with the renewal of countywide school systems.

SG&A expenses for the third quarter of fiscal 2003 were $1.5 million as compared to $1.2 million for the same period of fiscal 2002. This 25% increase in SG&A expenses was primarily attributable to higher sales salaries and commissions, advertising costs, travel expenditures, and professional fees. As a percentage of net revenues, SG&A costs declined from 24.5% for the third quarter of fiscal 2002 to 23.4% for the third quarter of fiscal 2003.

As a result of the above, the office products business net earnings from operations amounted to $151,000 for the third quarter of fiscal 2003 as compared to an operating loss of $62,000 for the third quarter of fiscal 2002.

Military Boot Business

Net revenues for the military boot business for the third quarter of fiscal 2003 totaled $5.34 million, up 5.5% from the $5.06 million for the third quarter of fiscal 2002. This growth in net revenues was primarily attributable to the U.S. Government’s demand for military combat boots as a result of the various conflicts around the world.

Gross profit for the third quarter of fiscal 2003 was $1.18 million as compared to $1.34 million for the third quarter of fiscal 2002. Gross profit as a percentage of net revenues was 22.1% for the third quarter of fiscal 2003 as compared to 26.5% for the third quarter of fiscal 2002. This reduction in gross profit was primarily the result of lower sales prices, higher levels of lower margin desert boots in the overall sales mix, and higher per unit manufacturing costs.

SG&A expenses for the third quarter of fiscal 2003 amounted to $233,000, or 4.4% of net revenues, as compared to $212,000, or 4.2% of net revenues for the third quarter of fiscal 2002. This increase in SG&A expenses was primarily the result of higher health care insurance costs.

As a result of the above, the military boot business earnings from operations totaled $949,000 for the third quarter of fiscal 2003 as compared to $1.14 million for same quarter of fiscal 2002.

The ordering period under our current Contract (the Contract) under which we provide military combat boots to the U.S. Government (the Government) was recently extended to June 11, 2003.

The Government has issued two solicitations for future military combat boot requirements. One solicitation covers the three current direct-molded sole (DMS) styles of military combat boots, including the standard issue all-leather combat boot that has historically accounted for the majority of the Government’s orders under the Contract. The second solicitation covers the newly adopted infantry combat boot, which incorporates a waterproof membrane construction. This boot will replace the current all-leather boot as the Army’s standard issue combat boot. We submitted bids for both solicitations.

On March 11, 2003, we received an official award against the Contract for a minimum of 93,734 pairs and a maximum of 187,903 pairs. Also, on March 11, 2003, we were advised that we did not win a contract to produce the new infantry combat boot. We are still awaiting the Government’s award decision on the solicitation covering the current DMS styles of boots and while the Government has announced its intention to make as many as four awards, there are no assurances that we will be successful in obtaining an award under this solicitation to produce boots for the Government.

During the first nine months of fiscal 2003, revenues attributable to sales of the current standard all-leather issue combat boots were approximately $4.0 million. We expect to ship approximately $4.8 million in additional orders for these boots through the first quarter of fiscal 2004. We believe it may take the vendors that won contracts to produce the new infantry combat boot as many as 6-8 months from award to begin shipping completed orders to the Government. During this period we expect additional orders from the Government for the all-leather DMS boot we manufacture to fill the Army’s recruit needs and replacement. However, we do not expect further orders for the current all-leather boot once the new boot is available for issue.

Because of the current global uncertainties and the continued presence of U.S. troops in the Middle East, we believe there will continue to be a demand for the desert boot for the foreseeable future. Also we expect to continue to produce DMS style boots for sale under our current contract with Israel as well as for sale in the commercial market.

Western and Work Boot Business

Net revenues for the western and work boot business for the third quarter of fiscal 2003 totaled $4.96 million as compared to $5.56 million for the third quarter of fiscal 2002. This 10.8% decrease in net revenues was primarily the result of a weak retail sales market. As the fourth fiscal quarter is historically a slow quarter for western boot sales, we expect net revenues for the fourth quarter of fiscal 2003 to be approximately 20% less than net revenues for the fourth quarter of fiscal 2002.

Gross profit for the third quarter of fiscal 2003 amounted to $1.31 million, down 8.4% from the $1.43 million for the third quarter of fiscal 2002. This decline in gross profit was primarily the result of a decrease in net revenues. Gross profit as a percentage of net revenues for the third quarter of fiscal 2003 was 26.4% as compared to 25.7% for the third quarter of fiscal 2002. This increase in gross profit percentage was primarily attributable to the greater contribution to the overall sales mix of higher margin Dan Post and Dingo boot products.

SG&A expenses for the third quarter of fiscal 2003 were $1.2 million as compared to $1.1 million for the third quarter of fiscal 2002. This increase in SG&A expenses was primarily the result of higher sales commissions, travel expenditures, and professional fees. As a percentage of net revenues, SG&A expenses were 24.2% and 19.8% for the third quarters of fiscal 2003 and 2002, respectively.

As a result of the above, the western and work boot business loss from operations amounted to $48,000 for the third quarter of fiscal 2003 as compared to earnings from operations of $57,000 for the third quarter of fiscal 2002.

FIRST NINE MONTHS FISCAL 2003 COMPARED TO FIRST NINE MONTHS FISCAL 2002

Consolidated net revenues for the first nine months of fiscal 2003 totaled $55.9 million, an increase of 3.9% over net revenues of $53.8 for the first nine months of fiscal 2002. This growth in net revenues was primarily the result of higher military boot requirements for the Government and increased western boot sales attributable to positive contribution of the Dan Post and Dingo brand products. The increase in net revenues for the first nine months of fiscal 2003 was partially offset by lower net revenues in the bar code and office products businesses where net revenues were down 7.2% and 8.2%, respectively.

Consolidated gross profit for the first nine months of fiscal 2003 was $13.69 million as compared to $13.94 million for the first nine months of fiscal 2002. As a percentage of net revenues, gross profit fell from 25.9% for the first nine months of fiscal 2002 to 24.5% for the first nine months of fiscal 2003. This decline in gross profit was primarily the result of lower sales prices, higher manufacturing costs, and depressed market conditions as described more fully below.

Consolidated research and development for the first nine months of fiscal 2003 was $640,000 as compared to $497,000 for the first nine months of fiscal 2002.

Consolidated SG&A expenses for the first nine months of fiscal 2003 amounted to $11.0 million as compared to $10.4 million for the first nine months of fiscal 2002. As a percentage of net revenues, SG&A expenses were 19.7% and 19.3% for the first nine months of fiscal 2003 and 2002, respectively.

As a result of the above, earnings from operations for the first nine months of fiscal 2003 totaled $2.3 million as compared to $2.8 million for the first nine months of fiscal 2002.

Bar Code Business

Net revenues for the bar code business for the first nine months of fiscal 2003 were $7.25 million as compared to $7.81 million for the first nine months of fiscal 2002. This 7.2% decrease in net revenues is primarily the result of weak market conditions for technology equipment.

Gross profit for the first nine months of fiscal 2003 totaled $1.82 million, down from $2.37 million for the first nine months of fiscal 2002. Gross profit as a percentage of net revenues fell from 30.4% for the first nine months of fiscal 2002 to 25.1% for the first nine months of fiscal 2003. The decline in gross profit was primarily attributable to reduced net revenues and a sales mix weighted in favor of lower margin resale products as compared to our higher margin manufactured products.

Research and development expenditures were $567,000 and $497,000 for the first nine months of fiscal 2003 and 2002, respectively.

SG&A expenses for the first nine months of fiscal 2003 amounted to $2.44 million, down approximately $680,000 from $3.12 million for the first nine months of fiscal 2002. SG&A expenses as a percentage of net revenues were 33.7% and 40.0% for the first nine months of fiscal 2003 and 2002, respectively. The reduction in SG&A expenses were the result of effective cost containment strategies that lowered employment related costs, sales and marketing expenditures, telephone expenses, and amortization charges.

As a result of the above, the bar code business loss from operations for the first nine months of fiscal 2003 totaled $1.15 million as compared to $1.19 million for the first nine months of fiscal 2002.

Office Products Business

Net revenues for the office products business for the first nine months of fiscal 2003 were $15.7 million, down $1.4 million from $17.1 million for the first nine months of fiscal 2002.

Gross profit for the first nine months of fiscal 2003 totaled $3.78 million as compared to $4.07 million for the first nine months of fiscal 2002. This 7.1% decline in gross profit is primarily attributable to lower net revenues. Gross profit as a percentage of net revenues increased from 23.8% for the first nine months of fiscal 2002 to 24.1% for the same period of fiscal 2003.

SG&A expenses for the first nine months of fiscal 2003 were $4.1 million, up from $3.9 million for the first nine months of fiscal 2002. This 5.1% increase in SG&A expenses was the result of higher expenditures for advertising, property taxes, office supplies, and business insurance and was partially offset by reduced expenditures for travel, utilities, depreciation, and amortization.

As a result of the above, the office products business loss from operations for the first nine months of fiscal 2003 totaled $379,000 as compared to earnings from operations of $194,000 for the first nine months of fiscal 2002.

Military Boot Business

Net revenues for the military boot business for the first nine months of fiscal 2003 were $15.25 million as compared to $15.01 million for the first nine months of fiscal 2002. The growth in net revenues was the result of increased shipments of military boots to the Government, Israel, and the commercial market.

Gross profit for the first nine months of fiscal 2003 amounted to $3.16 million, down from $4.18 million for the first nine months of fiscal 2002. As a percentage of net revenues, gross profit was 20.7% and 27.9% for the first nine months of fiscal 2003 and 2002, respectively. This decline in gross profit resulted primarily from lower sales prices to the Government, higher per unit manufacturing costs, and heavier concentration of lower margin desert boots in the overall sales mix.

SG&A expenses totaled $683,000 and $562,000 for the first nine months of fiscal 2003 and 2002, respectively. The increase in SG&A expenses was primarily the result of higher group health insurance costs and professional fees.

As a result of the above, the military boot business earnings from operations for the first nine months of fiscal 2003 amounted to $2.48 million as compared to $3.62 million for the same period of fiscal 2002.

Western and Work Boot Business

Net revenues for the western and work boot business were $17.57 million for the first nine months of fiscal 2003, an increase of 23.4% over net revenues of $14.24 million for the first nine months of fiscal 2002. This increase in net revenues resulted from the continued strong demand for the Dan Post and Dingo branded products.

Gross profit totaled $4.83 million for the first nine months of fiscal 2003 as compared to $3.32 million for the same period of fiscal 2002. Gross profit as a percentage of net revenue increased from 23.3% for the first nine months of fiscal 2002 to 27.5% for the first nine months of fiscal 2003. This growth in gross profit was primarily the result of increased net revenues and a greater concentration of higher margin branded products in the overall sales mix.

SG&A expenses for the first nine months of fiscal 2003 amounted to $3.67 million as compared to $2.88 million for the same period of fiscal 2002. SG&A expenses as a percentage of net revenues were 20.9% and 20.2% for the first nine months of fiscal 2003 and 2002, respectively. The increase in SG&A expenses resulted from higher sales commissions, marketing and advertising costs, administrative salaries, employee benefits, and professional fees. These expenses were partially offset by decreased amortization charges.

As a result of the above, the western and work boot business earnings from operations totaled $602,000 for the first nine months of fiscal 2003 as compared to a loss from operations of $186,000 for the first nine months of fiscal 2002.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2002, FASB Interpretation 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, was issued. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002, but has certain disclosure requirements effective for periods ending after December 15, 2002. The Company has not entered into or modified any material agreements since December 31, 2002. The Company is in the process of determining what impact, if any, the adoption of the provisions of FIN 45 will have upon its financial condition or results of operations.

In December 2002, Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures”, was issued and established the accounting and disclosure requirements associated with alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 is effective for fiscal 2003. Currently, our Incentive Equity Plan (Plan) is inactive; therefore, we do not expect grants under this Plan.

On January 17, 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 clarifies existing accounting for whether interest entities should be consolidated in financial statements based upon the investees’ ability to finance its activities without additional financial support and whether investors possess characteristics of a controlling financial interest. FIN 46 applies to years or interim periods beginning after June 15, 2003 with certain disclosure provisions required for financial statements issued after January 31, 2003. Currently, we are not aware of any financial statement adjustments required by FIN 46.

In April 2003, SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, was issued and amends and clarifies financial accounting and reporting for derivative instruments as originally set forth in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Currently, we do not have any derivative instruments or hedging activities.

In May 2003, SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, was issued and established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for us beginning with the first quarter of fiscal 2004.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the impact of interest rate changes due to its aggregate $4.75 million lines of credit and a term loan through its wholly owned subsidiary, Dan Post Boot Company. As of May 3, 2003, there was no outstanding indebtedness under the lines of credit and $3.8 million was outstanding on the term loan. The Company does not buy or sell derivative financial instruments for trading purposes. Borrowings under the Company’s credit facilities described above bear interest at rates based upon the “Prime Rate” or “Prime Rate” less a margin of one-half percent offered by the applicable lender. The Company has not entered into any swap agreements or engaged in any other hedging activities with respect to this variable rate indebtedness. A 10% increase in the interest rates under the Company’s credit facilities would increase annual interest expense by approximately $19,000 (assuming the Company’s aggregate borrowings under the credit facilities averaged $4.0 million during a fiscal year).

ITEM 4. CONTROLS AND PROCEDURES

Within the 90-day period prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the Exchange Act). Based upon that evaluation, our Chief Executive Officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in our Exchange Act filings.

There have been no significant changes in our internal controls or other factors, which could significantly affect internal controls subsequent to the date we carried out this evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

While from time to time we are engaged in litigation incidental to our business, we are not currently party to any material legal proceedings.

Items 2, 3, 4, and 5.

These items are not applicable and have been omitted.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form S-14, Registration N. 2-85908).

3.2	Amendment to the Certificate of Incorporation (Incorporated by reference to Exhibit 3 to the Registrant’s Form 10-K for the year ended August 1, 1987).

3.3	Amendment to the Bylaws of the Registrant effective September 10, 1993 (Incorporated by reference to Exhibit 3.3 to the Registrant’s Form 10-K for the fiscal year ended July 31, 1993).

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for D. Gary McRae, President and CEO (Filed herein). Page 24.

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Marvin G. Kiser, Sr., Vice President of Finance (Filed herein). Page 25.

(b)  No reports on Form 8-K were filed during the quarter ended May 3, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McRae Industries, Inc. (Registrant)

Date:	June 17, 2003	By:	/s/ D. Gary McRae

D. Gary McRae President and CEO (Principal Executive Officer)

Date:	June 17, 2003	By:	/s/ Marvin G. Kiser, Sr.

Marvin G. Kiser, Sr. (Principal Accounting Officer)

I, D. Gary McRae, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of McRae Industries, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: June 17, 2003

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

Date: June 17, 2003

/s/ Marvin G. Kiser, Sr. Marvin G. Kiser, Sr. Vice President of Finance