Form 10-K
period 2003-08-02
MCRAE INDUSTRIES INC
filed 2003-10-31
CIK 729284

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 2, 2003

Commission file number: 1-8578

McRAE INDUSTRIES, INC.

(Exact name of Registrant as specified in its charter)

Delaware (State of Incorporation)	56-0706710 (I.R.S. Employer Identification No.)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]  No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  [X]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).      Yes  [  ]  No  [X]

The aggregate market value of shares of the Registrant’s $1 par value Class A and Class B Common Stock held by non-affiliates as of February 1, 2003 was approximately $10,971,096 and $1,978,002, respectively. On October 24, 2003, 1,918,972 Class A shares and 847,027 Class B shares of the Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual shareholders meeting to be held on December 18, 2003 are incorporated by reference into Parts II and III.

PART I

ITEM 1. BUSINESS

McRae Industries, Inc., (the “Company”, which may be referred to as “we”, “us” or “our”), is a Delaware corporation organized in 1983 and is the successor to a North Carolina corporation organized in 1959. Our principal lines of business are: manufacturing and selling bar code reading and related printing devices; manufacturing and selling military combat boots, western and work boots; and selling, leasing, and servicing office equipment. Our commercial printing and packaging business was discontinued during fiscal 2001. Additional financial information about these lines of business can be found in Note 14 to the financial statements.

Bar Code Operations

Our bar code unit manufactures and sells bar code reading and printing devices and other items related to optical data collection, including licensing and selling computer software through Compsee, Inc. (Compsee), a 99% owned subsidiary. Compsee markets, sells, and services its products directly through sales centers located throughout the United States.

Compsee designs and manufactures QuickReader, QuickLink, Turbowedge stationary bar code readers, and APEX portable bar code scanners. Principal materials used in Compsee’s assembly operations consist of various electrical and electronic components that are readily available from a number of sources. Compsee’s portable bar code scanner equipment includes the APEX II, which was introduced in fiscal 1996, and the APEX III, which was introduced in fiscal 2001. The APEX III provides batch and wireless data collection capability. The APEX IV is a more rugged, pistol grip version of the APEX III product. The APEX products are generally well received in the market and provided 15%, 19%, and 13% of Compsee sales for fiscal 2003, 2002, and 2001, respectively. Compsee also purchases and sells bar code products to compliment their manufactured product lines. The markets in which this business unit operates are generally highly competitive. We are not aware of any reliable statistics that would enable us to determine the relative position of Compsee or its products within the industry. Competition in the industry is principally based on product features, customer service, and price. Our major competitors for our manufactured products in the industry, some of which are larger companies that have greater financial, development, marketing, and distribution resources than we do, include PSC, Intermec, Handheld Products, and Symbol Technologies.

Net revenues derived from this unit in fiscal 2003, 2002, and 2001 were 13%, 15%, and 22% of the Company’s consolidated net revenues, respectively. QuickReader, QuickLink, and Turbowedge bar code readers developed and marketed by Compsee accounted for 6%, 9%, and 11% of Compsee’s net revenues for fiscal 2003, 2002, and 2001, respectively, and for 1%, 1%, and 3% of the Company’s consolidated net revenues during fiscal 2003, 2002, and 2001, respectively. Purchased bar code products for resale accounted for 73%, 71%, and 72% of Compsee’s net revenues for fiscal 2003, 2002, and 2001, respectively.

Office Products

McRae Office Solutions, Inc. (Office Solutions), a wholly owned subsidiary, is a non-exclusive distributor of Toshiba photocopier and facsimile machines throughout North Carolina and parts of Virginia and South Carolina. Office Solutions operates eight district sales offices throughout the state of North Carolina. Office Solutions is also a distributor in North Carolina of RISO digital printing equipment. During fiscal 2002, the OKI color copier line was added to the product mix. Machines, components, and certain supplies sold by Office Solutions during fiscal 2003 are generally available only from Toshiba, RISO, and OKI.

Office Solutions has three primary channels of distribution for its products. The first channel provides equipment to North Carolina state agencies as a preferred vendor for the State of North Carolina. The state contract business accounted for 10%, 6.1%, and 6.1% of Office Solutions net revenues for fiscal 2003, 2002, and 2001, respectively.

The second channel is the Special Markets Group, which focuses on school systems throughout the state of North Carolina. These school systems, many of which are county-wide, pay a specified price for each copy made. This price covers the equipment, service, and supply costs. Currently, we have equipment in 1,200 schools that generate over 1 billion copies per year. The Special Markets Group accounted for 54.9%, 60.1%, and 50.0% of Office Solutions net revenues for fiscal 2003, 2002, and 2001, respectively.

The third channel is the Commercial Accounts Market. This group targets religious organizations and small to mid-size companies and offers its customers an efficient, cost-effective solution for their print ministries and general office printing requirements. The Commercial Accounts group provided 35.1%, 33.8%, and 43.9% of Office Solutions net revenues for fiscal 2003, 2002, and 2001, respectively.

In fiscal 2000, Office Solutions purchased the rights to a software package designed to scan, store, and provide easy retrieval of various document types. In fiscal 2003 sales of this product were minimal. We are continuing to develop this product and the related marketing strategies. We expect this product to have a greater contribution to the overall sales mix in fiscal 2004.

The office products business is generally highly competitive, with price and service being the dominant factors. We are not aware of any reliable statistics that would indicate our relative position within this industry in the geographical area in which we compete.

Net revenues derived from the office products segment during fiscal 2003, 2002, and 2001 were 29%, 33%, and 33%, respectively, of the Company’s consolidated net revenues.

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

For fiscal 2003, we operated under several extensions of our contract with the Government dated April 15, 1997. The Government issued two solicitations for future boot requirements to replace the original contract that was set to expire on April 15, 2002. One solicitation covered the three current direct molded sole (DMS) styles of military combat boots, including the standard issue all-leather combat boot that has historically accounted for the majority of the Government’s orders under the Contract. The second solicitation covered the newly adopted infantry combat boot, which incorporates a waterproof membrane construction. This boot has replaced the previous all-leather boot as the Army’s standard issue combat boot. We submitted bids for both solicitations.

On March 11, 2003, we were advised that we did not win a contract to produce the new infantry combat boot. On September 30, 2003, the Government notified us that we had been awarded a new contract (the Contract) to produce direct molded sole military combat boots. The Contract covers a base year and two one-year option periods. The Contract base year provides for a minimum boot requirement of 135,102 pair and a maximum boot requirement of 544,778 pair with a minimum and maximum dollar value of approximately $7.4 million and $30.1 million, respectively. The first year option provides for a minimum and a maximum boot requirement of 276,460 pair and 1,077,552 pair, respectively. The second year option ranges from a minimum of 236,460 pair to a maximum of 852,552 pair.

No one company dominates the Government military boot industry. Our major competitors in the direct molded sole military boot market include Wellco, Inc., Belleville Shoe Manufacturing Company, and Altama Delta Corporation. Price, quality, manufacturing efficiency, and delivery are the areas we emphasize to strengthen our competitive position. We also sell boots to civilian and other military customers including other countries. Military boot sales under the Government contract were $15.7 million, $14.3 million, and $11.7 million, for fiscal 2003, 2002, and 2001, respectively. Such sales constituted 20%, 19%, and 20% of consolidated net revenues in fiscal 2003, 2002, and 2001, respectively. Sales of military boots to foreign countries were $5.3 million, $4.9 million, and $4.6 million for the past three fiscal years, respectively. For fiscal 2003, all of our foreign country sales were to Israel.

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

Dan Post Boot Company (Dan Post), formerly American West, designs, manufactures, and sells, western and work boots for men, women, and children. Dan Post utilizes seasoned and highly respected independent sales representatives to market and sell its boots nationwide to major retail discount stores, regional specialty chain stores, major western boot distributors, and direct mail catalogs. The boots are marketed primarily under the retailer’s private label and under the “Dan Post”, “Dingo”, and “American West Trading” brands.

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

In addition to the western and work boot product lines, in fiscal 1997, we began producing two styles of military footwear (military dress oxfords and military safety shoes) and can bid on future “welt” construction military solicitations to supplement the western boot product lines. We had no sales of military footwear (excluding direct molded sole boots) in either fiscal 2003 or fiscal 2002 as compared to $520,000 for fiscal 2001.

During fiscal 2000, we expanded our western boot product line with imported children’s boots we purchase from India and China. In addition, we currently import western boots for adults from Brazil, Mexico, and China. During fiscal 2004, we plan to expand importation from China to include Dingo and American West Trading branded products with higher margins. All of our imported boots are produced by contract manufacturers based on specifications that we provide.

During fiscal 1997, we consolidated all our western and work boots manufacturing operations into our Waverly, Tennessee facility. We sold our Dresden, Tennessee facility during fiscal 2002 and moved the storage, warehouse, and shipping functions housed at this facility to a 77,000 square foot leased facility in Waverly, Tennessee. The “upper” parts of boots produced at our plant are constructed from leather and/or synthetic material and the sole and heels consist of either leather, rubber and/or rubber-plastic blended material. All raw materials necessary for manufacturing the boots are readily available.

The western and work boot markets are highly competitive. We are not aware of any reliable statistics that would enable us to determine Dan Post’s or its products relative positions within the industry; however, we believe we have established a solid position in the market for all price ranges.

Dan Post manages its manufacturing and inventory according to the seasonality of its business, which tends to have higher sales occurring generally in the fall and winter months. Dan Post contributed $22.6 million, $19.4 million, and $9.4 million of consolidated net revenues for fiscal 2003, 2002, and 2001, respectively.

The Company’s backlog of firm orders for military combat boots at August 2, 2003 and August 3, 2002 totaled approximately $6.8 million and $5.5 million, respectively. We expect to fill all of the backlog as of August 2, 2003 during the current fiscal year. The backlog of firm orders for western and work boots at August 2, 2003 and August 3, 2002 totaled approximately $1.2 million and $2.6 million, respectively. We expect to fill all of the backlog as of August 2, 2003 during the current fiscal year.

Net revenues derived from the military combat boot segment in fiscal 2003, 2002, and 2001 were 29%, 27%, and 29%, respectively, of the Company’s consolidated net revenues.

Net revenues derived from the western and work boot segment in fiscal 2003, 2002, and 2001 were 29%, 25%, and 16%, respectively, of the Company’s consolidated net revenues.

Other Businesses

The Company’s Financing and Leasing Division manages our short-term investments and marketable securities. This division is also engaged in equipment leasing and the financing of receivables for other businesses and individuals.

Foreign Sales

Our only business that experiences significant foreign sales is the military boot business. Sales of military boots to foreign countries were $5.3 million (23.8% of total military boot sales), $4.9 million (24.4%), and $4.6 million (27.4%) during fiscal 2003, 2002, and 2001, respectively. In fiscal 2003 and fiscal 2002, all of our foreign country sales were to Israel as compared to 89% in fiscal 2001.

Other Investment Interests

We own land in North and South Carolina that is being held for investment purposes.

Regulation

We are subject to various laws and regulations concerning environmental matters and employee safety and health. We believe we are operating in substantial compliance with these laws and regulations.

Employment

As of August 2, 2003, we employed approximately 615 persons in all divisions and subsidiaries. None of our employees are represented by collective bargaining or a labor union. We consider our relations with our employees to be good.

Financial Information about Operating Segments

Financial information for the past three fiscal years with respect to our operating segments are incorporated herein by reference to Note 14 to the consolidated financial statements included in this Report.

Research and Development

Research and development costs related to development of future bar code and imaging software products amounted to $1,010,000, $1,045,000, and $561,000 for fiscal 2003, 2002, and 2001, respectively.

ITEM 2. PROPERTIES

The following table describes the location, principal use, and approximate size of the principal facilities used in our business. Except for the Tennessee warehouse, which we lease, we own all of these facilities.

Location	Principal Use	Size

400 North Main Street	Corporate headquarters, manufacturing, and sales	71,000 square feet
Mt. Gilead, N.C.

Highway 109 North	Footwear manufacturing	57,600 square feet
Mt. Gilead, N.C.

2500 Port Malabar Blvd.	Compsee bar code sales office	5,250 square feet
Palm Bay, Florida

Highway 109 North	Footwear warehouse	3,500 square feet
Mt. Gilead, N.C.

Highway 109	Footwear storage	11,200 square feet
Richmond County, N.C.

Highway 24-27 Troy, N.C.	Footwear manufacturing and warehousing	35,000 square feet

Highway 109 North	Footwear storage	4,800 square feet
Mt. Gilead, N.C.

601 E. Railroad Street	Footwear manufacturing	71,520 square feet
Waverly, TN

5576 Highway 70 West	Footwear warehouse	77,000 square feet
Waverly, TN

In addition to these principal locations, we lease other sales offices throughout the United States.

Our Waverly, Tennessee manufacturing facility is encumbered by a deed of trust in favor of The Fidelity Bank to secure a loan in the amount of approximately $3.7 million.

We believe that our current facilities are adequate for current and future operations. However, if the U.S. Government significantly increases their military boots requirements under the new contract, it is possible that additional footwear manufacturing and storage facilities may be necessary.

ITEM 3. LEGAL PROCEEDINGS

While from time to time we are engaged in litigation incidental to our business, we are not currently party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Each of our classes of Common Stock is traded on the American Stock Exchange (ticker symbols MRI.A and MRI.B). As of October 24, 2003, there were approximately 400 record holders of Class A Common Stock and approximately 376 record holders of Class B Common Stock. High and low stock prices and dividends declared per share for the last two fiscal years were:

     CLASS A COMMON STOCK:

	Fiscal 2003			Fiscal 2002

	Sales Price		Cash	Sales Price		Cash
			Dividends			Dividends
Quarter	High	Low	Declared	High	Low	Declared

First	$8.80	$7.02	$.06	$5.80	$3.50	$.05
Second	9.45	7.15	.06	5.88	4.80	.05
Third	8.20	7.20	.06	5.98	5.30	.05
Fourth	7.38	6.07	.06	7.50	5.70	.06

     CLASS B COMMON STOCK:

	Fiscal 2003		Fiscal 2002

	Sales Price		Sales Price

Quarter	High	Low	High	Low

First	$8.90	$6.95	$5.55	$3.80
Second	9.35	7.50	5.60	4.95
Third	8.05	7.20	5.95	5.40
Fourth	7.15	6.20	7.40	5.85

While we have no formal policy with respect to payment of dividends, we expect to continue paying regular cash dividends on our Class A Common Stock. Dividends paid on Class B Common Stock, if any, must also be paid on Class A Common Stock in an equal amount. Dividends paid on Class A Common Stock, if any, are not also required to be paid on Class B Common Stock. We did not pay any dividends on Class B Common Stock during the prior three fiscal years. There can be no assurance as to future dividends on either class of Common Stock, as the payment of any dividends is dependent on future actions of the Board of Directors, earnings, capital requirements, and financial condition of the Company.

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

	(In thousands, except for per share data)
Fiscal Years Ended	8-2-03	8-3-02	7-28-01	7-29-00	7-31-99

Income Statement Data:
Net revenues	$77,042	$74,531	$57,145	$57,141	$48,289
Net earnings (loss) from continuing operations	2,477	2,585	(571)	1,502	815
Net earnings (loss) from discontinued operations	—	—	(126)	(145)	(33)
Net earnings (loss)	2,477	2,585	(697)	1,357	782
Net earnings (loss) from continuing operations per common share:	0.89	0.93	(0.21)	0.54	0.29

Balance Sheet Data:
Total assets	$46,149	$41,929	$38,977	$42,697	$39,951
Long-term liabilities	4,875	3,900	4,598	5,057	5,280
Working capital	25,203	23,829	21,202	22,520	20,962
Shareholders’ equity	31,602	29,581	27,371	28,589	27,901
Weighted average number of common shares outstanding(a)	2,768,499	2,768,499	2,768,499	2,768,499	2,768,499
Cash dividends declared per common share(b)	$0.24	$0.21	$0.28	$0.36	$0.36

(a)	Includes both Class A and Class B Common Stock

(b)	Dividends were paid only on Class A Common Stock

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Contract Contingencies

Our office products business leases equipment (usually for a sixty-month period) to county-wide education systems and sells the lease to third party leasing companies. Under this program the school system is billed on a monthly, quarterly or annual basis at a specified rate for each copy they make. The cost per copy charged to the school system is designed to cover the equipment cost, supplies (except for paper and staples), service, and a finance charge. On a quarterly basis, on a program-by-program basis, we project an expected outcome over the life of the program. We use historical copy usage to predict the number of copies to be made over the remaining life of the program. We adjust this estimate of the number of expected future copies based on known factors that will influence copy rates in each program. We use historical service and supply costs incurred on each program to estimate future service and supply costs on a per copy basis. We adjust these estimated costs for known factors that will impact service and supplies in the future. We also estimate any other costs expected to be incurred such as depreciation on rental equipment. On programs where the sum of the estimated future costs exceeds the expected future revenue, we recognize a provision for 100% of the expected losses for these programs.

Intangible Assets

We determine the utility of goodwill and trademarks based on estimated future cash flows and test for impairment in accordance with applicable accounting pronouncements. We estimate future cash flows based on historical performance and our knowledge of known factors likely to impact future cash flows.

Inventories

Inventories are recorded at the lower of cost or market value. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast and demand requirements for the next twelve months. Actual demand and market conditions may be different from those projected by our management.

Revenue Recognition

We recognize revenue under our current boot contract when the boots are inspected and accepted by the Government’s Quality Assurance Representative (QAR), thereby transferring ownership to the Government. Pursuant to the contract, the boots become “Government-owned property” after inspection and acceptance by the QAR. The boots are transferred and stored in our warehouse, which is a designated storage facility approved by the Government, and accounted for as “bill and hold” sales in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.”

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current exposure together with assessing temporary differences resulting from differing treatment of items, such as leasing activity, allowances, and depreciation, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance, which could materially impact our financial position and results of operations.

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

A summary of net revenues; gross profits; selling, general and administrative expenses; and operating profits (loss) of our major business units for fiscal years 2001 through 2003 is presented in the following table. Certain reclassifications have been made to the prior year amounts to conform with the current year presentation. In particular, the prior year amounts have been adjusted to reflect the discontinuance of the commercial printing unit in fiscal 2001.

	Fiscal Year			Percent change		Fiscal Year
	2003	2002	2001	over prior period		2003	2002	2001
	Dollars (In thousands)			2003	2002	Percent of Net Revenues

Net Revenues
Bar Code	$9,776	$10,881	$12,454	(10.2)	(12.6)	13	15	22
Office Products	22,541	24,732	18,640	(8.9)	32.7	29	33	33
Military Boots	22,272	20,030	16,792	11.2	19.3	29	27	29
Western/Work Boots	22,618	19,360	9,371	16.8	106.6	29	25	16
Eliminations/Other	(165)	(472)	(112)	NM	NM	0	0	0

Consolidated	$77,042	$74,531	$57,145	3.4	30.4	100	100	100

						Gross Profit Percentage

Gross Profit
Bar Code	$2,619	$3,124	$3,668	(16.2)	(14.8)	27	29	29
Office Products	6,008	6,260	3,492	(4.0)	79.3	27	25	19
Military Boots	4,772	5,517	4,034	(13.5)	36.8	21	28	24
Western/Work Boots	5,743	4,911	1,715	16.9	186.4	25	25	18
Eliminations/Other	284	3	(27)	NM	NM	0	0	0

Consolidated	$19,426	$19,815	$12,882	(2.0)	53.8	25	27	23

						Percentage of Net Revenues

Selling, General and Administrative Expenses
Bar Code	$4,155	$4,971	$5,601	(16.4)	(11.2)	43	46	45
Office Products	5,777	5,631	5,520	2.6	2.0	26	23	30
Military Boots	997	800	628	24.6	27.4	4	4	4
Western/Work Boots	4,550	3,912	2,265	16.3	72.7	20	20	24
Eliminations/Other	156	(59)	(84)	NM	NM	0	0	0

Consolidated	$15,635	$15,255	$13,930	2.5	9.5	20	21	25

						Percentage of Net Revenues

Operating Profit (Loss)
Bar Code	$(1,536)	$(1,847)	$(1,933)	16.8	4.4	(16)	(17)	(16)
Office Products	231	629	(2,028)	(63.3)	131.0	1	2	(11)
Military Boots	3,775	4,717	3,406	(20.0)	38.5	17	24	20
Western/Work Boots	1,193	999	(550)	19.4	281.6	5	5	(6)
Eliminations/Other	128	62	57	NM	NM	0	0	0

Consolidated	$3,791	$4,560	$(1,048)	(16.9)	535.1	5	6	(2)

CONSOLIDATED RESULTS OF OPERATIONS, FISCAL 2003 COMPARED TO FISCAL 2002

Consolidated net revenues for fiscal 2003 reached a record $77.0 million, up 3.4% from $74.5 million record set for fiscal 2002. This growth in consolidated net revenues was the result of significantly higher requirements for military boots by the U.S. Government (the Government) and increased sales of our branded western boot products. Lower net revenues in the bar code and office products businesses partially offset the net revenue increases of the footwear businesses.

Consolidated gross profit for fiscal 2003 amounted to $19.4 million as compared to $19.8 million for fiscal 2002. Gross profit as a percentage of net revenues decreased from 27% for fiscal 2002 to 25% for fiscal 2003. These declines in consolidated gross profit were primarily the result of lower product sales prices, higher per unit manufacturing costs, changing product sales mixes, and depressed market conditions.

Consolidated selling, general and administrative (SG&A) expenses were approximately $15.6 million for fiscal 2003, an increase of 2.5% over the $15.3 million reported for fiscal 2002. The additional SG&A costs were primarily attributable to increased sales salaries and commissions, advertising and marketing expenditures, group health insurance costs, and professional fees.

As a result of the lower gross profit and higher SG&A costs, consolidated operating profit fell from $4.6 million for fiscal 2002 to $3.8 million for fiscal 2003.

BAR CODE UNIT RESULTS OF OPERATIONS, FISCAL 2003 COMPARED TO FISCAL 2002

Compsee is a manufacturer and distributor of bar code reading and printing devices, other peripheral equipment, and supplies related to optical data collection. Compsee markets, sells, and services its products primarily through sales centers located throughout the United States. Compsee continues to explore new markets throughout the United States and other parts of the world.

Net revenues for the bar code business fell nearly 10.2%, down from $10.9 million for fiscal 2002 to $9.8 million for fiscal 2003. This decline in net revenues was primarily the result of competitive pressures in a depressed bar code market, the maturation of the Apex II and III manufactured products, and the delay in getting the Apex IV product to market. We expect revenue performance to improve in fiscal 2004 as a result of a stronger economy, increased APEX IV sales, and the launch of a new bar code product expected during the second half of the year.

Gross profit for fiscal 2003 amounted to $2.6 million as compared to $3.1 million for fiscal 2002. Gross profit as a percentage of net revenues dropped from 29% for fiscal 2002 to 27% for fiscal 2003. This decrease in gross profit was primarily attributable to lower net revenues and a reduced proportion of higher margin manufactured products in the sales mix.

SG&A expenses for fiscal 2003 were $4.2 million, down 16.4% from $5.0 million for fiscal 2002. The decrease in SG&A costs were primarily the result of effective cost containment strategies that lowered sales and administrative salaries, advertising expenditures, telephone costs, and amortization charges. These reduced SG&A costs were partially offset by higher research and development expenditures that increased from $646,000 for fiscal 2002 to $914,000 for fiscal 2003.

As a result of the above, the bar code business loss from operations amounted to $1.5 million for fiscal 2003 as compared to a loss from operations of $1.8 million for fiscal 2002.

OFFICE PRODUCTS UNIT RESULTS OF OPERATIONS, FISCAL 2003 COMPARED TO FISCAL 2002

McRae Office Solutions distributes Toshiba photocopiers, Toshiba facsimile machines, RISO digital printing equipment, OKI color copiers and printers and provides related service and supplies for these products throughout North Carolina and parts of Virginia and South Carolina.

Net revenues for fiscal 2003 were $22.5 million, a decline from $24.7 million for fiscal 2002. Our net revenue decreased as a result of lower sales to county-wide educational systems. This was partly a result of our focus on improving service to existing customers.

Gross profit amounted to $6.0 million for fiscal 2003 as compared to $6.3 million for fiscal 2002. As a percentage of net revenues, gross profit increased from 25% for fiscal 2002 to 27% for fiscal 2003. The decrease in gross profit dollars as a result of lower net revenues was partially offset by increased contributions of higher margin commercial and state contract sales.

SG&A expenses for fiscal 2003 amounted to $5.8 million, up 2.6% from $5.6 million for fiscal 2002. This increase in SG&A expenses was primarily the result of higher sales salaries and commissions, advertising costs, property taxes, group health insurance, and professional fees. These expenses were partially offset by reduced research and development costs.

As a result of the above, the operating profit decreased from $629,000 for fiscal 2002 to $231,000 for fiscal 2003.

The office products business is an extremely competitive business. Our growth for the past several years was the result of successfully placing large quantities of office equipment in county-wide education systems. Growth in this business will depend on our ability to expand our commercial market sales and to continue to successfully renew the county-wide education system programs that we currently service.

MILITARY BOOT UNIT RESULTS OF OPERATIONS, FISCAL 2003 COMPARED TO FISCAL 2002

Our military boot unit manufactures and distributes military combat boots primarily to the U.S. Government (the Government), foreign governments, and selected commercial surplus outlets.

Net revenues for fiscal 2003 totaled $22.3 million, up 11.2% from $20.0 million for fiscal 2002. This growth in net revenues was the result of increased requirements for military combat boots by the Government primarily attributable to various conflicts associated with the war on terrorism. Military boot sales to foreign governments for fiscal 2003 were $5.3 million as compared to $4.9 million for fiscal 2002.

Gross profit amounted to $4.8 million for fiscal 2003 as compared to $5.5 million for fiscal 2002. As a percentage of net revenues, gross profit fell from 28% for fiscal 2002 to 21% for fiscal 2003. This decline in gross profit was primarily the result of lower sales prices, higher levels of lower margin desert boots in the overall sales mix, and increased per unit manufacturing costs.

SG&A expenses for fiscal 2003 were $997,000 as compared to $800,000 for fiscal 2002. This increase in SG&A costs were primarily attributable to higher administrative salaries, group health insurance costs, and professional fees. These higher costs were partially offset by decreased sales salaries and related expenses.

As a result of the above, the operating profit for fiscal 2003 fell to $3.8 million, down from $4.7 million for fiscal 2002.

For fiscal 2003, we operated under several extensions of our contract with the Government dated April 15, 1997. The Government issued two solicitations for future boot requirements to replace the original contract that was set to expire on April 15, 2002. One solicitation covered the three current direct molded sole (DMS) styles of military combat boots, including the standard issue all-leather combat boot that has historically accounted for the majority of the Government’s orders under the Contract. The second solicitation covered the newly adopted infantry combat boot, which incorporates a waterproof membrane construction. This boot replaces the previous all-leather boot as the Army’s standard issue combat boot. We submitted bids for both solicitations.

On March 11, 2003, we were advised that we did not win a contract to produce the new infantry combat boot. On September 30, 2003, the Government notified us that we had been awarded a new contract (the Contract) to produce direct molded sole military combat boots. The Contract covers a base year and two one-year option periods. The Contract base year provides for a minimum boot requirement of 135,102 pair and a maximum boot requirement of 544,778 pair with a minimum and maximum dollar value of approximately $7.4 million and $30.1 million, respectively. The first year option provides for a minimum and a maximum boot requirement of 276,460 pair and 1,077,552 pair, respectively. The second year option ranges from a minimum of 236,460 pair to a maximum of 852,552 pair.

As noted above, fiscal 2003 military boots sales to the Government were $15.7 million. Therefore, if in the first year of the Contract the Government were only to order the minimum number of boots covered by the Contract, our fiscal 2004 military boot sales would be significantly lower than fiscal 2003 sales. Based on current order volume we expect the Government to order significantly more than the minimum during the first year of the Contract.

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

In addition, the Israeli government has exercised an option in its current contract with us under which we will provide approximately 60,000 pair of vulcanized combat boots for delivery in the 2004 calendar year.

WESTERN AND WORK BOOT UNIT RESULTS OF OPERATIONS, FISCAL 2003 COMPARED TO FISCAL 2002

Our western and work boot business manufactures, imports, and sells various boot styles for men, women, and children for dress and casual wear.

Net revenues for fiscal 2003 increased 16.8%, up from $19.4 million for fiscal 2002 to $22.6 million for fiscal 2003. This increase was primarily attributable to strong demand for our Dan Post and Dingo branded products.

Gross profit totaled $5.7 million for fiscal 2003, an increase of 16.9% over the $4.9 million for fiscal 2002. Gross profit as a percentage of net revenues was 25% for both fiscal 2003 and fiscal 2002. The increase in gross profit resulted primarily from the increased revenue for fiscal 2003.

SG&A expenses for fiscal 2003 amounted to $4.6 million as compared to $3.9 million for fiscal 2002. The increase in SG&A costs resulted primarily from higher sales commissions, sales and marketing expenses, group health insurance costs, professional fees, and administrative salaries.

As a result of the above, operating profit increased from $999,000 for fiscal 2002 to $1.2 million for fiscal 2003.

The western and work boot market continues to be highly competitive and dynamic. While the sluggish economy has had an impact on the western and work boot business and fourth quarter sales were down to $4.2 million as compared to $5.1 million in the fourth quarter of fiscal 2002, we believe that our diversified and branded product line has us well positioned to be a major player in the western boot market in the future. Additionally, during fiscal 2004, we plan to expand importation from China to include Dingo and American West Trading branded products, which should result in improved margins on these products.

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

Consolidated gross profit grew to $19.8 million for fiscal 2002, up 53.8% from $12.9 million for fiscal 2001. Gross profit as a percentage of net revenues improved from 23% for fiscal 2001 to 27% for fiscal 2002. This increase in gross profit performance was primarily the result of increased revenues, lower per unit manufacturing costs, and the positive impact of increased high margin import product sales.

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

Our results of operations for fiscal 2003 were not impacted by the discontinuance of our commercial printing business that occurred in fiscal 2001. Operating results for fiscal 2001 have been adjusted to reflect the discontinuance of the commercial printing unit.

BAR CODE UNIT RESULTS OF OPERATIONS, FISCAL 2002 COMPARED TO FISCAL 2001

Net revenues for fiscal 2002 were $10.9 million, a decrease of 12.6% from net revenues of $12.5 million for fiscal 2001. This decrease was primarily due to lower product demand resulting from a weak economy, increased competition, and a delay in marketing the new APEX III product.

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

OFFICE PRODUCTS UNIT RESULTS OF OPERATIONS, FISCAL 2002 COMPARED TO FISCAL 2001

Net revenues for fiscal 2002 were $24.7 million, an increase of 32.7% over net revenues of $18.6 million for fiscal 2001. This increase in net revenues resulted from the continued expansion in the number of our county-wide educational programs, the successful renewal of older county-wide programs using a combination of both new and used equipment for an additional sixty-month period, and higher supply and service revenues attributable to the growth in the number of units in service.

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

MILITARY BOOT UNIT RESULTS OF OPERATIONS, FISCAL 2002 COMPARED TO FISCAL 2001

Net revenues for fiscal 2002 increased 19.3%, to $20.0 million as compared to net revenues of $16.8 million for fiscal 2001. This growth in net revenues was primarily the result of increased requirements for military combat boots by the U.S. Government (the Government) primarily related to the deployment of troops engaged in the war on terrorism. Military boot sales to foreign governments for fiscal 2002 were $4.9 million as compared to $4.6 million for fiscal 2001.

Gross profit for fiscal 2002 grew to $5.5 million, up 36.8% from $4.0 million for fiscal 2001. The increase in gross profit was due to higher military boot sales and lower unit costs related to fixed manufacturing costs being spread over higher production levels. Gross profit as a percentage of net revenues increased from 24% for fiscal 2001 to 28% for fiscal 2002 as a result of these lower unit costs.

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

As a result of the above, operating profit for fiscal 2002 grew $1.3 million, to $4.7 million as compared to $3.4 million for fiscal 2001.

WESTERN AND WORK BOOT UNIT RESULTS OF OPERATIONS, FISCAL 2002 COMPARED TO FISCAL 2001

Net revenues increased to $19.4 million for fiscal 2002, up 106.6% from $9.4 million for fiscal 2001. This significant growth in net revenues was primarily attributable to high demand for our Dan Post and Dingo branded products (driven in part by the Company’s acquisition of the Dingo and Dan Post brand names in June and October, 2001, respectively), a slight resurgence in the western boot market, and employment of successful sales and marketing strategies.

Gross profit for fiscal 2002 grew 186.4%, from $1.7 million for fiscal 2001 to $4.9 million for the current fiscal year. Gross profit as a percentage of net revenues was 25% for fiscal 2002 as compared to 18% for fiscal 2001. This improvement in gross profit was primarily due to higher net revenues, the positive impact of increased sales of higher margin imported products, and increased sales prices on our manufactured products.

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

As a result of the above, operating profit for fiscal 2002 amounted to $1.0 million, as compared to a $550,000 operating loss for fiscal 2001.

FINANCIAL CONDITION AND LIQUIDITY

We measure our liquidity by our ability to generate cash to fund our operations, investment activities, and financing requirements. Our liquidity position is sensitive to and dependent on cash generated from operations, the level of capital expenditures, reductions in debt, payment of quarterly dividends, and adequate bank financing arrangements.

At August 2, 2003 cash and cash equivalents amounted to approximately $6.2 million. Working capital equaled $25.2 million and the current ratio, defined as current assets divided by current liabilities, was 3.63 to 1.

We have two lines of credit with a bank totaling $4.75 million, all of which was available at August 2, 2003. One credit line totaling $1.75 million (which is restricted to one hundred percent of the outstanding accounts receivable due from the U.S. Government) expires in June 2004. The other credit line totaling $3.0 million expires in November 2003. We believe that current cash and cash equivalents ($6.2 million at August 2, 2003), cash generated from operations, and the available lines of credit will be sufficient to meet our capital requirements for fiscal 2004. We do not have any off-balance sheet financing arrangements.

The table below details by fiscal year maturity dates our contractual commitments as of August 2, 2003 (amounts in thousands):

Commitment	2004	2005	2006	2007	2008	Thereafter

Bank loans	$577	$598	$619	$641	$663	$786
Operating leases	256	149	62	49	20	0

Total	$833	$747	$681	$690	$683	$786

     Selected cash flow data is presented below (in thousands):

	For Years Ended
Source (Use) of Cash	August 2, 2003	August 3, 2002

Operating activities
Net earnings adjusted for depreciation and amortization	$3,675	$4,421
Accounts receivable	(439)	(4,394)
Inventories	(2,289)	(2,686)
Net cash provided by operating activities	1,983	239
Investing activities
Purchase of trademarks	0	(800)
Capital expenditures	(381)	(691)
Financing activities
Principal repayment of long-term debt	(542)	(579)
Dividends paid	(456)	(374)

Net cash provided by operating activities during fiscal 2003 totaled approximately $2.0 million. Net earnings plus depreciation contributed a positive cash flow of approximately $3.7 million. The trade accounts receivable balance increased by almost $439,000 and was primarily attributable to expanded sales of military combat boots to the Government. Inventory balances increased by approximately $2.3 million as a result of increased demand for military boots, overages caused by a sluggish western boot market for the fourth quarter, and partially offset by the transfer of $971,000 of office equipment to fixed assets for use in the cost per copy program.

Capital expenditures for fiscal 2003 amounted to approximately $381,000 primarily for manufacturing and computer equipment.

Our financing activities used approximately $1.0 million of cash to pay dividends and reduce our debt principal amounts.

The continued growth of the western boot business could negatively impact our liquidity. In addition, if sales to the Government under our new contract are significantly reduced from fiscal 2003 levels (if the Government only ordered the minimum under the contract, fiscal 2004 sales would be approximately $8.3 million less than fiscal 2003 sales), or the Government declines to exercise its option to extend the contract period after completion of the first year of the contract or terminates the contract, our liquidity could be adversely impacted.

INFLATION

Management does not believe inflation has had a material impact on sales or operating results for the periods covered in this discussion.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2002, FASB Interpretation 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, was issued. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002, but has certain disclosure requirements effective for periods ending after December 15, 2002. The Company has adopted the provisions of FIN 45.

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

On January 17, 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities”. FIN 46 clarifies existing accounting for whether interest entities should be consolidated in financial statements based upon the investees’ ability to finance its activities without additional financial support and whether investors possess characteristics of a controlling financial interest. FIN 46 applies to years or interim periods beginning after December 15, 2003 with certain disclosure provisions required for financial statements issued after January 31, 2003. Currently, we have no financial statement adjustments required by FIN 46.

In April 2003, SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, was issued and amends and clarifies financial accounting and reporting for derivative instruments as originally set forth in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Currently, we do not have any derivative instruments or hedging activities.

In May 2003, SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, was issued and established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for us beginning with the first quarter of fiscal 2004. We have no financial instruments that fall under this statement.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report includes certain forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Important factors that could cause actual results or events to differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements include: the effect of competitive products and pricing, risks unique to selling goods to the Government (including variation in the Government’s requirements for our products and the Government’s ability to terminate its contracts with vendors), loss of key customers, acquisitions, supply interruptions, additional financing requirements, our expectations about future Government orders for military boots, loss of key management personnel, our ability to successfully develop new products and services, and the effect of general economic conditions in our markets.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes related to the aggregate $4.75 million lines of credit and a term loan through our wholly owned subsidiary, Dan Post Boot Company. As of August 2, 2003, there was no outstanding indebtedness under the lines of credit and $3.7 million was outstanding on the term loan. We do not buy or sell derivative financial instruments for trading purposes. Borrowings under these credit facilities described above bear interest at rates based upon the “Prime Rate” or the “Prime Rate” less a margin of one-half percent offered by the applicable lender. We have not entered into any swap agreements or engaged in any other hedging activities with respect to this variable rate indebtedness. A 10% increase in the interest rates under these credit facilities would increase annual interest expense by approximately $12,000 (assuming that our aggregate borrowings under the credit facilities averaged $3.5 million during a fiscal year).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents are filed as part of this report:

1.	Independent Auditor’s Report	22
2.	McRae Industries, Inc. and Subsidiaries Consolidated Financial Statements:
	Consolidated Balance Sheets as of August 2, 2003 and August 3, 2002.	23-24
	Consolidated Statements of Operations for the Years Ended August 2, 2003, August 3, 2002, and July 28, 2001.	25
	Consolidated Statements of Shareholders’ Equity for the Years Ended August 2, 2003, August 3, 2002, and July 28, 2001.	26
	Consolidated Statements of Cash Flows for the Years Ended August 2, 2003, August 3, 2002, and July 28, 2001.	27
	Notes to Consolidated Financial Statements.	28-38
3.	Financial Statement Schedule:
	Schedule II	39

Schedules other than those listed above have been omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

To the Board of Directors
and Shareholders of
McRae Industries, Inc.:

We have audited the accompanying consolidated balance sheets of McRae Industries, Inc. (a Delaware Corporation) and subsidiaries as of August 2, 2003, and August 3, 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended August 2, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of McRae Industries, Inc. and subsidiaries as of August 2, 2003, and August 3, 2002, and the results of their operations and their cash flows for each of the three years in the period ended August 2, 2003, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II for each of the three years in the period ended August 2, 2003. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information therein.

/s/ Grant Thornton LLP

October 16, 2003
Charlotte, North Carolina

CONSOLIDATED BALANCE SHEETS
McRae Industries, Inc. and Subsidiaries

	(In thousands)
	August 2,	August 3,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$6,192	$5,822
Accounts receivable, less allowances for doubtful accounts of $558,000 and $374,000, respectively (Note 5)	10,276	9,442
Notes receivable, current portion
Employees	2	17
Other	56	58
Inventories (Notes 2 and 5)	17,559	16,241
Net investment in capitalized leases, current portion (Note 3)	146	254
Income tax receivable (Note 7)	314	242
Prepaid expenses and other current assets	242	104

Total current assets	34,787	32,180
Property and equipment, net (Notes 4 and 5)	4,541	4,458
Other assets:
Notes and accounts receivable, related entities	0	395
Net investment in capitalized leases, net of current portion (Note 3)	1,716	441
Notes receivable, net of current portion
Employees	2	3
Other	69	124
Real estate held for investment	1,390	652
Goodwill	362	362
Cash surrender value life insurance (Note 10)	2,220	2,251
Trademarks	1,049	1,049
Other	13	14

Total other assets	6,821	5,291

Total assets	$46,149	$41,929

See notes to consolidated financial statements

CONSOLIDATED BALANCE SHEETS
McRae Industries, Inc. and Subsidiaries

	(In thousands)
	August 2,	August 3,
	2003	2002

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable, banks (Note 5)	$577	$527
Accounts payable	5,211	4,361
Accrued employee benefits (Note 6)	427	475
Deferred revenues	1,012	1,039
Accrued payroll and payroll taxes	913	753
Contract contingencies	400	669
Other	1,044	527

Total current liabilities	9,584	8,351
Notes payable, banks, net of current portion (Note 5)	3,307	3,900
Lease guarantees	1,568	—
Minority interest (Note 8)	88	97
Commitments and contingencies (Note 8)
Shareholders’ equity: (Note 9)
Common stock:
Class A, $1 par value; authorized 5,000,000 shares; issued and outstanding, 1,914,972 and 1,879,072 shares, respectively	1,915	1,879
Class B, $1 par value; authorized 2,500,000 shares; issued and outstanding, 853,527 and 889,427 shares, respectively	853	889
Additional paid-in capital	791	791
Retained earnings	28,043	26,022

Total shareholders’ equity	31,602	29,581

Total liabilities and shareholders’ equity	$46,149	$41,929

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS
McRae Industries, Inc. and Subsidiaries

	(In thousands, except for per share data)
	August 2,	August 3,	July 28,
For the Years Ended	2003	2002	2001

Net revenues	$77,042	$74,531	$57,145
Cost of revenues	57,616	54,716	44,263

Gross profit	19,426	19,815	12,882
Selling, general and administrative expenses	15,635	15,255	13,930

Operating profit (loss) from continuing operations	3,791	4,560	(1,048)
Other income (loss), net	503	(47)	502
Interest expense (Note 5)	(186)	(246)	(413)

Earnings (loss) from continuing operations before income taxes and minority interest	4,108	4,267	(959)
Provision (benefit) for income taxes (Note 7)	1,640	1,693	(375)
Minority interest (Note 8)	9	11	13

Net earnings (loss) from continuing operations	2,477	2,585	(571)

Discontinued operations: (Note 12)
Loss from discontinued operations, net of income tax benefits of $(19,000) for 2001.	—	—	(41)
Loss on disposal of business segment net of income tax benefit of $39,000 for fiscal 2001	—	—	(85)

Net earnings (loss)	$2,477	$2,585	$(697)

Earnings (loss) per common share:
Earnings (loss) from continuing operations	$.89	$.93	$(.21)
Loss from discontinued operations	—	—	(.04)

Net earnings (loss)	$.89	$.93	$(.25)

Weighted average number of common shares outstanding	2,768,499	2,768,499	2,768,499

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
McRae Industries, Inc. and Subsidiaries

	(Dollars in thousands)
	Common Stock, $1 par value
	Class A		Class B		Additional	Retained
	Shares	Amount	Shares	Amount	Paid-in Capital	Earnings

Balance, July 29, 2000	1,859,692	$1,860	908,807	$909	$791	$25,029
Conversion of Class B to Class A stock	2,125	2	(2,125)	(2)
Cash Dividend ($.28 per Class A common stock)						(521)
Net loss						(697)

Balance, July 28, 2001	1,861,817	1,862	906,682	907	791	23,811
Conversion of Class B to Class A stock	17,255	17	(17,255)	(18)
Cash Dividend ($.20 per Class A common stock)						(374)
Net earnings						2,585

Balance, August 3, 2002	1,879,072	1,879	889,427	889	791	26,022
Conversion of Class B to Class A stock	35,900	36	(35,900)	(36)
Cash Dividend ($.24 per Class A common stock)						(456)
Net earnings						2,477

Balance, August 2, 2003	1,914,972	$1,915	853,527	$853	$791	$28,043

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
McRae Industries, Inc. and Subsidiaries

		(In thousands)
	August 2	August 3,	July 28,
For the Years Ended	2003	2002	2001

Cash Flows from Operating Activities:
Net earnings (loss)	$2,477	$2,585	$(697)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,198	1,836	1,549
Equity in net (income) loss of investee	—	25	(83)
Minority shareholder’s interest in earnings (loss) of subsidiary	(9)	(11)	(13)
Loss (gain) on sale of assets	(333)	122	39
Contract contingencies	(268)	19	224
Changes in operating assets and liabilities:
Accounts receivable	(439)	(4,394)	1,382
Inventories	(2,289)	(2,686)	1,635
Net investment in capitalized leases	400	831	603
Prepaid expenses and other current assets	(138)	(39)	22
Accounts payable	850	816	(1,131)
Accrued employee benefits	(48)	235	(37)
Deferred revenues	(27)	56	(56)
Accrued payroll and payroll taxes	160	176	(36)
Income taxes	(72)	639	(1,359)
Other	521	29	(72)

Net cash provided by operating activities	1,983	239	1,970

Cash Flows from Investing Activities:
Proceeds from sale of property	381	105	107
Proceeds from sale of short term investments	18	—	55
Purchase of land	—	—	(16)
Conversion (purchase) of other assets	(706)	79	(83)
Purchase of trademarks	—	(800)	(250)
Purchase of minority interest	—	—	(605)
Capital expenditures	(381)	(691)	(318)
Advances to related parties	—	(99)	(206)
Collections from related parties	—	206	414
Advances on notes receivable	—	—	(300)
Collections on notes receivable	73	395	173

Net cash used in investing activities	(615)	(805)	(1,029)

Cash Flows from Financing Activities:
Principal repayments of long-term debt	(542)	(579)	(298)
Dividends paid	(456)	(374)	(521)

Net cash used in financing activities	(998)	(953)	(819)

Net (Decrease) Increase in Cash and Cash Equivalents	370	(1,519)	122
Cash and Cash Equivalents at Beginning of Year	5,822	7,341	7,219

Cash and Cash Equivalents at End of Year	$6,192	$5,822	$7,341

Note: Non-cash operating and investing activities excluded from this statement of cash flows relate to the transfer of office equipment from inventory to property and equipment amounted to $971,000, $251,000, and $852,000 in fiscal 2003, 2002, and 2001, respectively.

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
McRae Industries, Inc. and Subsidiaries

For the Years Ended August 2, 2003, August 3, 2002, and July 28, 2001.

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. Minority interest represents the minority shareholder’s proportionate share of the equity of a majority-owned subsidiary. Significant inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

The timely preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates. Significant estimates expected to change in the near term include the allowance for contract contingencies.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid debt instruments such as certificates of deposit and commercial paper purchased with an original maturity date of three months or less.

Accounts Receivable

Accounts receivable are stated at amounts expected to be collected from outstanding balances. Probable uncollectible accounts are provided for by a charge to earnings and a credit to a valuation allowance based on the assessment of the current status of individual accounts. Balances that are still outstanding after using reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. The Company performs on-going credit evaluations of its customers’ financial condition and establishes an allowance for losses on trade receivables based upon factors surrounding the credit risk of specific customers, historical trends, and other information.

Inventories

Inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method for military boots and photocopier inventories and using the first-in, first-out (FIFO) method for all other inventories.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are provided on the straight-line method for financial reporting purposes and by accelerated methods for income tax purposes. Useful lives range from three years for computer equipment to thirty-one and one-half years for buildings.

Revenue Recognition

Service maintenance agreements are sold for certain products. Revenues related to these agreements are deferred and recognized over the term of the related agreements.

The Company sells equipment under sales-type leases to customers. Sales are recognized when the equipment is installed and unearned income is recognized over the term of the lease. Some of these leases are subsequently transferred to third-party leasing companies and a gain or loss recognized at the time of transfer. The leases generally have an unguaranteed residual value that is not transferred to the third-party leasing company. Certain third-party leasing companies require the Company to guarantee the residual value on the leases transferred.

Revenue from copy usage is recognized when billed quarterly or monthly based on the actual usage. Maintenance and supply expenses related to these cost per copy lease agreements are recognized as incurred. Provision for losses are recognized when determined.

The Government unilaterally modified the Company’s current boot contract to require a bill and hold procedure on June 1, 2001. Under bill and hold, the Government issues a specific boot production order which, when completed and ready for shipment, is inspected and accepted by the Quality Assurance Representative (QAR), thereby transferring ownership to the Government. Under this contract modification, after inspection and acceptance by the QAR, the boots become “Government-owned property”. Also, after QAR inspection and acceptance, the Company invoices and receives payment from the Government, and warehouses and distributes the related boots against Government-issued requisition orders, which the Company receives five days per week. Government-owned boots stored in the Company’s warehouse are complete, including packaging and labeling. The bill and hold procedure requires physical segregation and specific identification of Government-owned boots and, because they are owned by the Government, the Company cannot use them to fill any other customers’ order. The Company has certain custodial responsibilities for these boots, including loss or damage, which the Company insures. The related insurance policies specifically provide that loss payment on finished stock and sold personal property completed and awaiting delivery is based on the Company’s selling price. At the end of the Contract term all remaining inventory is sent to the Government. In accordance with guidance issued under Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”, revenues from bill and hold transactions are recognized at the time of acceptance by the QAR.

All other sales of the Company are recognized as revenues when title passes to the buyer.

Intangible Assets

As of August 3, 2002, Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, was adopted. Under SFAS No. 142, goodwill is no longer amortized but is treated for impairment using a fair value approach at the “reporting unit” level. A reporting unit is the operating segment, or a business one level below that operating segment (the “component” level) if discrete financial information is prepared and regularly reviewed by management at the component level. An impairment charge is recognized for any amount by which the carrying amount of a reporting unit’s goodwill exceeds its fair value. Discounted cash flows are used to establish fair values. Intangible assets with indefinite lives are tested for impairment and written down to fair value as required.

Before August 3, 2002, goodwill was amortized over its estimated period of benefit on a straight-line basis. Other intangible assets were amortized on appropriate bases over their estimated lives. When an intangible asset’s carrying value exceeded associated expected operating cash flows, it was considered to be impaired and was written down to fair value, which was determined based on either discounted future cash flows or appraised values.

Income Taxes

A deferred tax asset or liability is recorded for all temporary differences between financial and tax-reporting using enacted tax rates. Deferred tax expense (benefit) results from the change during the year of the deferred tax assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Earnings Per Share

Earnings per share are based on the weighted average number of shares of common stock outstanding during the year. The Company had no common stock equivalents issued or outstanding for the three-year period ended August 2, 2003.

Recently Issued Accounting Standards

In November 2002, FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, was issued. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002, but has certain disclosure requirements effective for periods ending after December 15, 2002. We have adopted the provisions of FIN 45.

In December 2002, Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures”, was issued and established the accounting and disclosure requirements associated with alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 is effective for fiscal 2003. Currently, our Incentive Equity Plan (Plan) is inactive; there are no outstanding grants under this Plan and we do not expect grants under this Plan.

On January 17, 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities”. FIN 46 clarifies existing accounting for whether certain entities known as variable interest entities should be consolidated in financial statements based upon the investees’ ability to finance its activities without additional financial support and whether investors possess characteristics of a controlling financial interest. FIN 46 applies to years or interim periods beginning after December 15, 2003 with certain disclosure provisions required for financial statements issued after January 31, 2003. Currently, we are not aware of any financial statement adjustments required by FIN 46.

In April 2003, SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, was issued and amends and clarifies financial accounting and reporting for derivative instruments as originally set forth in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Currently, we do not have any derivative instruments or hedging activities.

In May 2003, SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, was issued and established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for us beginning with the first quarter of fiscal 2004. We have no financial instruments that fall under this statement.

Research and Development

Research and development costs related to future products are expensed in the year incurred and is included in SG&A expenses. Research and development expenses for fiscal 2003, 2002, and 2001 were $1,010,000, $1,045,000, and $561,000, respectively.

Advertising

The Company expenses advertising costs when incurred. Advertising expense amounted to $386,000, $505,000, and $406,000 for fiscal 2003, 2002, and 2001, respectively.

Shipping and Handling

Shipping and handling costs that are charged to and reimbursed by the customer are recognized as revenue, while the related expenses incurred by the Company are recorded as cost of products sold in the consolidated statements of operations.

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements and notes thereto to conform with the current year presentation.

2.     INVENTORIES

Current costs exceed the LIFO value of inventories by approximately $915,000 and $773,000 at August 2, 2003 and August 3, 2002, respectively. Year-end inventories valued under the LIFO method were $7,383,000 and $6,637,000 at August 2, 2003 and August 3, 2002, respectively. The increase in LIFO reserves was due to changes in FIFO pricing which resulted in decreased net earnings of $8,000 and $39,000 for fiscal 2003 and fiscal 2002, respectively. The components of inventory at each year-end are as follows:

	(In thousands)
	Fiscal Year End
	2003	2002

Raw materials	$3,293	$3,332
Work-in-process	1,081	1,049
Finished goods	13,185	11,860

	$17,559	$16,241

3.     LEASES

The Company leases photocopier products under sales-type leases. The Company’s net investment in these leases is as follows:

	(In thousands)
	Fiscal Year End
	2003	2002

Minimum lease payments receivable	$315	$770
Estimated unguaranteed residual values	1,598	68
Unearned income	(35)	(63)
Allowance for doubtful accounts	(16)	(80)

Net investment	1,862	695
Less: Current portion	146	254

	$1,716	$441

Estimated unguaranteed residual values include the unguaranteed residual values from leases that have been transferred to third-party leasing companies. The Company has guaranteed these residual values to the third-party leasing companies and has recorded a liability of $1,568,000 related to these guarantees.

The scheduled maturities for the above minimum lease payments receivable at August 2, 2003 are as follows (in thousands):

Fiscal Year End:
2004	$183
2005	86
2006	30
2007	13
2008 and thereafter	3

Total minimum lease payments receivable	$315

4.     PROPERTY AND EQUIPMENT

	(In thousands)
	Fiscal Year End
	2003	2002

Land and improvements	$665	$727
Buildings	3,787	4,009
Machinery and equipment	7,900	7,135
Furniture and fixtures	2,403	2,525

	14,755	14,396
Less: Accumulated depreciation	10,214	9,938

	$4,541	$4,458

Depreciation expense for fiscal 2003, 2002, and 2001 was $1,198,000, $1,461,000, and $1,431,000, respectively.

5.     NOTES PAYABLE AND LINES OF CREDIT

NOTES PAYABLE:

	(In thousands)
	Fiscal Year End
	August 2, 2003	August 3, 2002

Note payable, bank, due in monthly installments of $56,477 including interest at the prime rate less 0.5% through July, 2011. All inventory, accounts receivable and property and equipment of the Company’s Dan Post subsidiary are pledged as collateral.	$3,672	4,196
Note payable, State of Tennessee, due March, 2013. Note is payable in 60 monthly installments of $1,930 including interest at 1.5%, then 60 monthly installments of $2,073 including interest at 2.5% and then 120 monthly installments of $2,175 including interest at 3.5%. Land, buildings and building improvements of the Company’s Dan Post subsidiary, are pledged as collateral.	212	231

	3,884	4,427
Less: Current portion	577	527

	$3,307	$3,900

Annual maturities of long-term debt are as follows (in thousands):

Fiscal Year End:
2004	$577
2005	598
2006	619
2007	641
2008	663
thereafter	786

$3,884

LINES OF CREDIT:

The Company has an unsecured $3,000,000 revolving line of credit with a bank. The Company had no outstanding borrowings under the line of credit as of August 2, 2003 or August 3, 2002. This line of credit provides for interest on outstanding balances to be payable monthly at the prime rate less 0.5%. This line of credit expires in November 2003 and is secured by the inventory and accounts receivable of the Company’s Dan Post subsidiary.

The Company has an additional $1,750,000 line of credit with a bank. This line is restricted to 100% of the outstanding accounts receivable due from the U.S. Government. There were no outstanding borrowings under this line of credit as of August 2, 2003 and August 3, 2002. The line of credit expires in June 2004 and provides for interest on outstanding balances to be payable monthly at the prime rate.

Cash paid for interest during fiscal years 2003, 2002, and 2001 was approximately $186,000, $246,000, and $413,000, respectively.

6.     EMPLOYEE BENEFIT PLANS

The Company’s employee benefit program consists of an employee stock ownership plan, a 401-K retirement plan, a cash bonus program, incentive awards, and other specified employee benefits as approved by the Board of Directors. At its sole discretion, the Board of Directors determines the amount and the timing of payment for benefits under these plans.

The employee stock ownership plan (ESOP) covers substantially all employees. Its principal investments include shares of Class A and B Common Stock of the Company and collective funds consisting of short-term cash, fixed-income, and equity investments. There have been no contributions to the ESOP in fiscal years 2003, 2002, or 2001.

The Company has a 401-K retirement plan, which covers substantially all employees. Employees can contribute up to 15% of their salary. At its sole discretion, the Board of Directors determines the amount and timing of any Company matching contribution. The Company’s contribution was $184,000, $176,000, and $184,000 for the fiscal years ended August 2, 2003, August 3, 2002, and July 28, 2001, respectively.

Employee benefit program expense amounted to $359,000, $433,000, and $240,000 in 2003, 2002, and 2001, respectively.

7.     INCOME TAXES

Significant components of the provision for income taxes are as follows (in thousands):

	2003	2002	2001

Current expense (benefit)
Federal	$1,454	$1,729	$(23)
State	263	398	294

	1,717	2,127	271

Deferred expense (benefit)
Federal	(65)	(369)	(549)
State	(12)	(65)	(97)

	(77)	(434)	(646)

	$1,640	$1,693	$(375)

The components of the provision for deferred income taxes are as follows (in thousands):

	2003	2002	2001

Depreciation	$101	$(84)	$(73)
Leasing activities	(129)	(213)	(173)
Accrued employee benefits	18	(92)	10
Allowances for doubtful accounts	(46)	(37)	37
Inventory	(197)	(3)	(6)
Contract contingencies	102	(7)	(255)
State net operating loss carry forward	(115)	141	(201)
Other	189	(139)	15

Deferred income taxes, expense (benefit)	$(77)	$(434)	$(646)

Deferred tax liabilities and assets at each year-end are as follows (in thousands):

	2003	2002

Deferred tax liabilities:
Depreciation	$(150)	$0
Leasing activities	(81)	(218)

Total deferred tax liabilities	(231)	(218)

Deferred tax assets:
Depreciation	0	66
Accrued employee benefits	162	186
Allowances for doubtful accounts	218	192
Inventory	438	249
Contract contingency	152	263
State net operating loss carry forward	115	60
Other	106	88

Total deferred tax assets	1,191	1,104

Net deferred tax asset	$960	$886

State net operating loss carry forwards will expire through fiscal 2017.

The reconciliation of income tax computed at the U.S. federal statutory tax rate to actual income tax expense are (in thousands):

	2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent

Tax at U.S. statutory rate	$1,396	34.0%	$1,451	34.0%	$(326)	(34.0)%
State income taxes, net of federal tax benefit	259	6.3	269	6.3	(60)	(6.3)
Other - net	(15)	(0.4)	(27)	(0.6)	11	1.2

	$1,640	39.9%	$1,693	39.7%	$(375)	(39.1)%

Total income tax payments during fiscal years 2003, 2002, and 2001 were approximately $1,927,000, $1,548,000, and $965,000, respectively.

8.     COMMITMENTS AND CONTINGENCIES

Lease Agreements

The Company leases certain sales offices and equipment under non-cancelable operating leases. Rental expenses on all operating leases were $864,000, $791,000, and $786,000 for fiscal 2003, 2002, and 2001. The future minimum annual rental payments under non-cancelable operating leases are as follows (in thousands):

Fiscal Year End:
2004	$256
2005	149
2006	62
2007	49
2008	20

$536

Minority Interest

The Company has entered into a restrictive stock agreement with the minority shareholder of its 99% owned subsidiary, Compsee, Inc. Under the terms of the agreement, the Company has the right of first refusal to purchase at any time any shares representing the minority interest in the subsidiary at a defined book value of said shares. The minority shareholder has the right to sell twenty percent of his shares per year to the Company, at the defined book value of such shares, provided the minority shareholder remains employed by the subsidiary.

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

Concentrations of credit risk with respect to receivables and capitalized leases are limited due to the large number of entities comprising the Company’s customer base and their dispersion across many different industries. The Company does not require collateral on trade accounts receivable. As of August 2, 2003, fifteen customers accounted for 55% of accounts receivable and five customers accounted for 53% of the net investment in capitalized leases.

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

Sales to the U.S. Government amounted to 20%, 19%, and 20% of total consolidated net revenues for fiscal 2003, 2002, and 2001, respectively.

Other

Under the terms of sale to the U.S. Government, the negotiated contract prices of combat boots are subject to renegotiation if certain conditions are present. Management is of the opinion that renegotiation, if any, will have no material adverse effect on the Company’s consolidated financial position or results of operations.

The Company has committed to provide maintenance and supplies (excluding paper) on $25.5 million of office products equipment under certain lease agreements. Under these lease agreements, customers are charged on a cost per copy basis. The terms of the lease agreements range from three to six years. The copy usage over the lease term should cover the cost of the equipment, supplies, and service. The average cost per copy rate in these lease agreements is approximately $0.02. The Company estimates future revenues and expenses under each agreement. The Company accrues estimated losses on programs where estimated future expenses exceed estimated future revenues

9.     SHAREHOLDERS’ EQUITY

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

During fiscal 1999, the Company adopted the McRae Industries, Inc. 1998 Incentive Equity Plan (the Plan). The Plan has reserved 100,000 shares of the Company’s Class A Common Stock for issuance to certain key employees of the Company. At August 2, 2003, there were 100,000 shares available for future grants under the Plan.

10.     FINANCIAL INSTRUMENTS

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

	(In thousands)
	Carrying	Fair
	Amount	Value

Assets
Cash and cash equivalents	$6,192	$6,192
Notes receivable, current and long-term	129	129
Cash surrender value life insurance	2,220	2,220
Liabilities
Long and short-term debt	3,884	3,884

11.     SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following table sets forth unaudited quarterly financial information for the years ended August 2, 2003 and August 3, 2002 (in thousands):

	First	Second	Third	Fourth

August 2, 2003
Net revenues	$19,539	$17,337	$18,976	$21,190
Gross profit	4,741	4,248	4,700	5,737
Operating income	917	319	827	1,728
Net income	539	372	568	998
Net income per common share	.19	.14	.20	.36
August 3, 2002
Net revenues	$14,553	$20,722	$18,477	$20,779
Gross profit	3,718	5,342	4,875	5,880
Operating income	334	1,475	1,225	1,526
Net income	189	864	678	854
Net income per common share	.07	.31	.24	.31

12.     DISCONTINUED OPERATIONS

In August 2000, the Company adopted a plan to discontinue the operations of Rae-Print and operations ceased on April 28, 2001. This subsidiary generated revenues of approximately $2.0 million and incurred an operating loss of approximately $41,000 in fiscal 2001. At July 28, 2001, receivables, inventory, and equipment with an estimated fair market value of $200,000 were included in accounts receivable. These assets were converted to cash during fiscal 2002.

13.     SUBSEQUENT EVENTS

On September 16, 2003, the Company declared a cash dividend of $.06 cents per share of its Class A Common Stock payable on October 3, 2003 to shareholders of record on September 19, 2003.

On September 30, 2003, the Company received a new contract to produce direct molded sole military boots for the U.S. Government. The Contract covers a base year and two one-year option periods. The Contract base year provides for a minimum boot requirement of 135,102 pair and a maximum boot requirement of 544,778 pair with a minimum and maximum dollar value of approximately $7.4 million and $30.1 million, respectively. The first year option provides for a minimum and a maximum boot requirement of 276,460 pair and 1,077,552 pair, respectively. The second year option ranges from a minimum of 236,460 pair and to a maximum of 852,552 pair.

14.     OPERATING SEGMENT INFORMATION

The Company’s principal operations have been classified into four business segments: bar code operations; office products; printing and packaging; and footwear manufacturing. The bar code segment manufactures and sells bar code reading and related printing devices and other products related to optical data collection to customers throughout the United States. The office products segment sells, provides maintenance, and leases Toshiba photocopiers, Toshiba facsimile machines, RISO digital duplicators, and OKI color copiers principally to customers in North Carolina and parts of Virginia and South Carolina. Machines, components, and certain supplies sold by the office products segment are generally available only from Toshiba, RISO, and OKI. The footwear segment manufactures combat boots, military dress oxfords, and military safety boots for the U.S. Government and foreign governments, and western and work boots for customers throughout the United States. The printing and packaging segment provided print materials and packaging services for commercial and industrial customers, and was discontinued during fiscal 2002. Total consolidated revenues related to sales to the U.S. Government were 20% in 2003, 19% in 2002, and 20% in 2001. There were no significant inter-segment sales or transfers during 2003, 2002, and 2001. Operating profits by business segment exclude allocated corporate interest income, income taxes, minority interest, and equity in net loss of investee. Corporate assets consist principally of cash, short-term investments, certain receivables, and real estate held for investment.

		Western/
	Military	Work		Office		Corporate
(In Thousands)	Boots	Boots	Bar Code	Products	Printing	& Other	Consolidated

For the Year Ended August 2, 2003
Net Revenues	$22,272	$22,618	$9,776	$22,541	$0	$(165)	$77,042
Earnings (loss) from operations	3,775	1,193	(1,536)	231	0	128	3,791
Identifiable assets	6,328	14,214	4,987	13,074	0	7,232	45,835
Capital expenditures	84	84	52	132	0	29	381
Depreciation expense and amortization	81	162	191	584	0	180	1,198
Income tax provision (benefit)	1,446	192	(531)	88	0	445	1,640
For the Year Ended August 3, 2002
Net Revenues	$20,030	$19,360	$10,881	$24,732	$0	$(472)	$74,531
Earnings (loss) from operations	4,717	999	(1,847)	629	0	62	4,560
Identifiable assets	4,347	13,536	5,946	11,265	0	6,593	41,687
Capital expenditures	107	380	27	140	0	37	691
Depreciation expense and amortization	88	134	533	874	0	207	1,836
Income tax provision (benefit)	1,750	370	(685)	233	0	25	1,693
For the Year Ended July 28, 2001
Net Revenues	$16,792	$9,371	$12,454	$18,640	$1,979	$(112)	$59,124
Earnings (loss) from operations	3,406	(550)	(1,933)	(2,028)	(65)	57	(1,113)
Identifiable assets	1,552	8,599	8,748	12,903	0	6,294	38,096
Capital expenditures	25	118	47	116	0	12	318
Depreciation expense and amortization	103	214	224	748	32	228	1,549
Income tax provision (benefit)	1,325	(214)	(752)	(789)	(25)	22	(433)

McRAE INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		ADDITIONS
			(2)
		(1)	CHARGED
	BALANCE AT	CHARGED TO	TO OTHER			BALANCE
	BEGINNING	COSTS AND	ACCOUNTS	DEDUCTION/		AT END OF
	OF PERIOD	EXPENSES	DESCRIBE	WRITE-OFF		PERIOD
DESCRIPTION
Year ended August 2, 2003
Allowance for Doubtful Accounts	$454,000	$170,000		$(50,000	)(1)	$574,000
Allowance for Inventory Write-downs	262,000	499,000		—		761,000
Employee Benefit Accrual	474,000	359,000		(406,000	)(2)	427,000
Health Insurance Accrual	225,000	(25,000)		—		200,000
Allowance for contract contingencies	669,000	(269,000)		—		400,000
Year ended August 3, 2002
Allowance for Doubtful Accounts	$353,000	$325,000		$(224,000	)(1)	$454,000
Allowance for Inventory Write-downs	40,000	222,000		—		262,000
Employee Benefit Accrual	239,000	433,000		(198,000	)(2)	474,000
Health Insurance Accrual	250,000	(25,000)		—		225,000
Allowance for contract contingencies	650,000	19,000		—		669,000
Year ended July 28, 2001
Allowance for Doubtful Accounts	$440,000	$(251,000)		$164,000	(1)	$353,000
Allowance for Inventory Write-downs	115,000	—		(75,000	)(2)	40,000
Employee Benefit Accrual	276,000	240,000		(277,000	)(2)	239,000
Health Insurance Accrual	250,000	—		—		250,000
Allowance for contract contingencies	426,000	224,000		—		650,000

(1)	Uncollectible accounts written off

(2)	Payments and/or expenses charged to operations

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participations of our management, including the Chief Executive Officer and Vice President of Finance, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Vice President of Finance have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2003 that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEMS 10-13.

Items 10 through 13 are incorporated herein by reference to the sections captioned “PRINCIPAL STOCKHOLDERS AND HOLDINGS OF MANAGEMENT,” “ELECTION OF DIRECTORS,” “DIRECTOR COMPENSATION,” “EXECUTIVE OFFICERS,” “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION,” “EQUITY PLAN COMPENSATION INFORMATION,” “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,” “EXECUTIVE COMPENSATION,” “STOCK PERFORMANCE GRAPH,” “COMPENSATION COMMITTEE REPORT,” “SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” and “CODE OF ETHICS” in the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held December 18, 2003.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	(1)	Independent auditor’s report

McRae Industries, Inc. and Subsidiaries consolidated financial statements:

Consolidated Balance Sheets as of August 2, 2003, and August 3, 2002.

Consolidated Statements of Operations for the Years Ended August 2, 2003, August 3, 2002, and July 28, 2001.

Consolidated Statements of Shareholders’ Equity for the Years Ended August 2, 2003, August 3, 2002, and July 28, 2001.

Consolidated Statements of Cash Flows for the Years Ended August 2, 2003, August 3, 2002, and July 28, 2001.

Notes to Consolidated Financial Statements.

(2)	Financial Statement Schedule:

Schedule II

(3)	Exhibits:

3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form S-14, Registration N. 2-85908).

3.2	Amendment to the Certificate of Incorporation (Incorporated by reference to Exhibit 3 to the Registrant’s Form 10-K for the year ended August 1, 1987).

3.3	Restated Bylaws of the Registrant effective May 29, 2001 (Incorporated by reference to Exhibit 3.3 to the Registrant’s Form 10-K for the fiscal year ended July 28, 2001).

10.1	1985 McRae Industries, Inc. Non-Qualified Stock Option Plan (Incorporated by reference to Exhibit 10 to the Registrant’s Form 10-K for the fiscal year ended August 3, 1985).*

10.2	Technical Assistance Agreement dated September 13, 1984 between the Registrant and Ro-Search, Incorporated (Incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-K for the fiscal year ended July 28, 1984).

10.3	Stock Purchase Agreement and Guaranty Agreement as of April 7, 1996 among Walter A. Dupuis, Kenneth O. Moore, William Glover, and McRae Industries, Inc., was filed as Exhibit 2 to the Registrant’s current report on Form 8-K filed May 11, 1996 and is incorporated herein by reference.

10.4	Promissory Note, Security Agreement and Guaranty Agreement dated July 25, 1996 among American West Trading Company, as borrower, The Fidelity Bank, as lender, and the Registrant, as Guarantor (Incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-K for the fiscal year ended August 3, 1996).

10.5	Deed of Trust between American West Trading Company and The Fidelity Bank dated July 25, 1996 (Incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-K for the fiscal year ended August 3, 1996).

10.6	Security Agreement pertaining to inventory, accounts receivable and equipment between American West Trading Company and The Fidelity Bank, dated July 25, 1996 (Incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-K for the fiscal year ended August 3, 1996).

10.7	Split Dollar Life Insurance Arrangement (Incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-K for the fiscal year ended August 3, 2002).

10.8	Award/Contract between Defense Supply Center Philadelphia and McRae Industries, Inc. dated September 30, 2003. (Filed herein). Pages 45-51.

21	Subsidiaries of the Registrant (Filed herein). Page 52.

23	Consent of Independent Auditors (Filed herein). Page 53.

31.1	Rule 13a-14(a)/15d-14(a) Certification for D. Gary McRae, President and CEO (Filed herein). Page 54.

31.2	Rule 13a-14(a)/15d-14(a) Certification for Marvin G. Kiser, Sr., Vice President of Finance (Filed herein). Page 55.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), for D. Gary McRae, President and CEO (Filed herein). Page 56.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), for Marvin G. Kiser, Sr., Vice President of Finance (Filed herein). Page 57.

*	Denotes a management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K:

We did not file any reports on Form 8-K during the last quarter of fiscal 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

McRAE INDUSTRIES, INC.

Dated: October 31, 2003	By:	/s/ D. Gary McRae

D. Gary McRae
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	DATE

/s/ D. Gary McRae	October 31, 2003

D. Gary McRae
President, Treasurer, and Director
(Principal Executive Officer)

/s/ William H. Swan	October 31, 2003

William H. Swan
Director

/s/ Hilton J. Cochran	October 31, 2003

Hilton J. Cochran
Director

/s/ Brady W. Dickson	October 31, 2003

Brady W. Dickson
Director

/s/ Victor A. Karam	October 31, 2003

Victor A. Karam
President - McRae Footwear and Director

/s/ James W. McRae	October 31, 2003

James W. McRae
Vice President, Secretary, and Director

/s/ Harold W. Smith	October 31, 2003

Harold W. Smith
Vice President - McRae Office Solutions and Director

/s/ Marvin G, Kiser, Sr.	October 31, 2003

Marvin G. Kiser, Sr.
Vice President of Finance
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form S-14, Registration N. 2-85908).

3.2	Amendment to the Certificate of Incorporation (Incorporated by reference to Exhibit 3 to the Registrant’s Form 10-K for the year ended August 1, 1987).

3.3	Restated Bylaws of the Registrant effective May 29, 2001 (Incorporated by reference to Exhibit 3.3 to the Registrant’s Form 10-K for the fiscal year ended July 28, 2001).

10.1	1985 McRae Industries, Inc. Non-Qualified Stock Option Plan (Incorporated by reference to Exhibit 10 to the Registrant’s Form 10-K for the fiscal year ended August 3, 1985).*

10.2	Technical Assistance Agreement dated September 13, 1984 between the Registrant and Ro-Search, Incorporated (Incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-K for the fiscal year ended July 28, 1984).

10.3	Stock Purchase Agreement and Guaranty Agreement as of April 7, 1996 among Walter A. Dupuis, Kenneth O. Moore, William Glover, and McRae Industries, Inc., was filed as Exhibit 2 to the Registrant’s current report on Form 8-K filed May 11, 1996 and is incorporated herein by reference.

10.4	Promissory Note, Security Agreement and Guaranty Agreement dated July 25, 1996 among American West Trading Company, as borrower, The Fidelity Bank, as lender, and the Registrant, as Guarantor (Incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-K for the fiscal year ended August 3, 1996).

10.5	Deed of Trust between American West Trading Company and The Fidelity Bank dated July 25, 1996 (Incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-K for the fiscal year ended August 3, 1996).

10.6	Security Agreement pertaining to inventory, accounts receivable and equipment between American West Trading Company and The Fidelity Bank, dated July 25, 1996 (Incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-K for the fiscal year ended August 3, 1996).

10.7	Split Dollar Life Insurance Arrangement (Incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-K for the fiscal year ended August 3, 2002).

10.8	Award/Contract between Defense Supply Center Philadelphia and McRae Industries, Inc. dated September 30, 2003. (Filed herein). Pages 45-51.

21	Subsidiaries of the Registrant (Filed herein). Page 52.

23	Consent of Independent Auditors (Filed herein). Page 53.

31.1	Rule 13a-14(a)/15d-14(a) Certification for D. Gary McRae, President and CEO (Filed herein). Page 54.

31.2	Rule 13a-14(a)/15d-14(a) Certification for Marvin G. Kiser, Sr., Vice President of Finance (Filed herein). Page 55.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), for D. Gary McRae, President and CEO (Filed herein) Page 56.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), for Marvin G. Kiser, Sr., Vice President of Finance (Filed herein). Page 57.