Form 10-Q
period 2003-11-01
MCRAE INDUSTRIES INC
filed 2003-12-16
CIK 729284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(x)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended November 1, 2003

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

Yes       No   X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $l Par Value—Class A 1,919,972 shares as of December 10, 2003. Common Stock, $1 Par Value—Class B 848,527 shares as of December 10, 2003.

McRae Industries, Inc. and Subsidiaries

INDEX

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

McRae Industries, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	November 1, 2003	August 2, 2003
ASSETS

Current assets:

Cash and cash equivalents	$3,808	$6,192

Accounts and notes receivable, net	12,529	10,334

Inventories (See Note B)	16,031	17,559

Net investment in capitalized leases	146	146

Prepaid income tax	702	314

Prepaid expenses and other current assets	358	242

Total current assets	33,574	34,787

Property and equipment, net	4,852	4,541

Other assets:

Net investment in capitalized leases	1,634	1,716

Notes receivable	56	71

Real estate held for investment	1,399	1,390

Goodwill	362	362

Cash surrender value of life insurance	2,220	2,220

Trademarks	1,049	1,049

Other	13	13

Total other assets	6,733	6,821

	$45,159	$46,149

See notes to condensed consolidated financial statements

McRae Industries, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

See notes to condensed consolidated financial statements

	November 1, 2003	August 2, 2003
Liabilities and Shareholders’ Equity

Current liabilities:

Notes payable, banks — current portion	$577	$577

Accounts payable	3,974	5,211

Accrued employee benefits	552	427

Deferred revenues	872	1,012

Accrued payroll and payroll taxes	885	913

Contract contingencies	400	400

Other	1,059	1,044

Total current liabilities	8,319	9,584

Notes payable, banks, net of current portion	3,165	3,307

Lease guarantees	1,538	1,568

Minority interest	86	88

Shareholders’ equity: Common stock: Class A, $1 par; Authorized 5,000,000 shares; Issued and outstanding, 1,919,972 and 1,914,972 shares, respectively	1,920	1,915
Class B, $1 par; Authorized 2,500,000 shares; Issued and outstanding, 848,527 and 853,527 shares, respectively	849	853

Additional paid-in capital	791	791

Retained earnings	28,491	28,043

Total shareholders’ equity	32,051	31,602

	$45,159	$46,149

McRae Industries, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	November 1,	November 2,
	2003	2002

Net revenues	$21,396	$19,797

Costs and expenses:

Cost of revenues	16,295	15,062

Research & development	354	160

Selling, general and administrative	3,862	3,674

Other expense (income), net	(14)	(28)

Interest expense	37	49

Total costs and expenses	20,534	18,917

Earnings from operations before income taxes and minority interest	862	880

Provision for income taxes	302	342

Minority shareholder’s interest in loss of subsidiary	(2)	(1)

Net earnings	$562	$539

Net earnings per common share	$.20	$.19

Weighted average number of common shares outstanding	2,768,499	2,768,499

See notes to condensed consolidated financial statements

McRae Industries, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	November 1, 2003	November 2, 2002

Net cash used in operating activities	$(2,083)	$(3,238)

Cash flows from investing activities:

Proceeds from sales of assets	5	1

Purchase of trade names and other assets	(9)	(150)

Capital expenditures	(55)	(125)

Net collections of long-term receivables	15	26

Net cash used in investing activities	(44)	(248)

Cash flows from financing activities:

Principal repayments of notes payable	(142)	(129)

Dividends paid	(115)	(113)

Net cash used in financing activities	(257)	(242)

Net decrease in cash and cash equivalents	(2,384)	(3,728)

Cash and cash equivalents at beginning of period	6,192	5,822

Cash and cash equivalents at end of period	$3,808	$2,094

NOTE:	Non-cash operating and investing activities excluded from this statement of cash flows relate to the transfer of office equipment from inventory to property and equipment amounted to $554,000 and $306,000 for the first quarters of fiscal 2004 and 2003, respectively.

See notes to condensed consolidated financial statements

McRae Industries, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulation of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by the accounting principles generally accepted in the United States for complete financial statements. In addition, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended November 1, 2003 are not necessarily indicative of the results that may be expected for the year ending July 31, 2004. The interim condensed consolidated financial information should be read in conjunction with the Company’s August 2, 2003 audited consolidated financial statements and footnotes thereto included in the McRae Industries, Inc. Annual Report on Form 10-K filed with the SEC.

Certain reclassifications have been made to the prior year’s financial statements to conform with the current year’s presentation.

NOTE B — INVENTORIES

The components of inventory consist of the following (in thousands):

	November 1, 2003	August 2, 2003

Raw materials	$2,509	$3,293
Work-in-process	1,084	1,081
Finished goods	12,438	13,185

	$16,031	$17,559

NOTE C — SUBSEQUENT EVENTS

On November 25, 2003, the Company declared a cash dividend of $.06 cents per share on its Class A Common Stock payable on December 26, 2003 to shareholders of record on December 12, 2003.

NOTE E – SUMMARY OF BUSINESS SEGMENTS

	Three Months Ended
	November 1,	November 2,
	2003	2002

(Dollars in thousands)

Net revenues

Bar Code	$2,256	$2,921
Office Products	5,373	4,841
Military Boots	8,321	5,198
Western/Work Boots	5,879	6,760
Eliminations/Other	(433)	77

	21,396	19,797

Net earnings (loss) from operations

Bar Code	(363)	(218)
Office Products	(421)	(338)
Military Boots	1,484	829
Western/Work Boots	13	481
Eliminations/Other	149	126

	862	880

Provision for income taxes	302	342

Minority shareholder’s interest	(2)	(1)

Net earnings	$562	$539

	November 1,	August 2,
	2003	2003

Assets

Bar Code	$4,933	$4,987
Office Products	12,288	13,074
Military Boots	6,491	6,328
Western/Work Boots	13,440	14,214
Eliminations/Other	8,007	7,546

	$45,159	$46,149

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto, and with the Company’s Annual Report on Form 10-K for the fiscal year ended August 2, 2003, including the financial information and management’s discussion and analysis contained therein.

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

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current exposure together with assessing temporary differences resulting from differing treatment of items, such as leasing activity, allowances, and depreciation, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance, which could materially impact our financial position and results of operations.

FINANCIAL CONDITION AND LIQUIDITY

Our cash and cash equivalents at the end of the first quarter of fiscal 2004 totaled $3.8 million as compared to $6.2 million reported for the end of fiscal 2003. Working capital amounted to $25.3 million at the end of the first quarter of fiscal 2004 as compared to $25.2 million at August 2, 2003.

Currently, we have two lines of credit with a bank totaling $4.75 million, all of which was available at November 1, 2003. One credit line totaling $1.75 million expires in June 2004. The $3.0 million credit line expires in November 2004. We believe that our current cash and cash equivalents, cash generated from operations and available lines of credit will be sufficient to meet our capital requirements for the remainder of fiscal 2004. We do not currently utilize any off-balance sheet financing arrangements and do not anticipate doing so in the future. Our contractual commitments for fiscal 2004 are approximately $833,000.

Selected cash flow data for the first quarter of fiscal 2004 and 2003 are presented below (in thousands of dollars):

	For the Quarters Ended
	November 1, 2003	November 2, 2002

Source (Use) of Cash
Operating activities:
Net earnings adjusted for depreciation and amortization	$856	$831
Accounts receivable	(2,195)	(3,313)
Inventories	1,528	(824)
Accounts payable	(1,237)	119
Net cash used in operating activities	(2,083)	(3,238)

Net cash used in operating activities amounted to approximately $2.1 million as adjusted for non-cash transfers from inventory to rental equipment for the office products business. For the first quarter of fiscal 2004, net earnings plus depreciation and amortization totaled $856,000. Accounts receivable grew approximately $2.2 million primarily attributable to timing of customer payments in the footwear and office products businesses. Inventories decreased by approximately $1.5 million primarily as a result of timing of military boot shipments to the U.S. Government and the planned reduction in the number of boot styles in the western boot business. The office products business inventory increased by approximately $413,000 to replace inventory used during the fourth quarter of fiscal 2003.

Capital expenditures were approximately $55,000 primarily for production and computer equipment. Rental equipment related to the office products business cost per copy program increased by approximately $554,000 for the first quarter of fiscal 2004.

Our debt service used approximately $179,000 of cash for principal and interest payments. Dividends paid during the first quarter amounted to nearly $115,000.

The increase in military boot sales to the U.S. Government may require substantial investments for equipment and plant facilities, which could have an adverse effect on our liquidity. (See discussion below under “Military Boot Business”).

FIRST QUARTER FISCAL 2004, COMPARED TO FIRST QUARTER FISCAL 2003

Consolidated net revenues for the first quarter of fiscal 2004 totaled $21.4 million as compared to $19.8 million reported for the first quarter of fiscal 2003. This increase in net revenues resulted primarily from the continued high demand for military combat boots for the U.S. Government and improved equipment, service and supply sales in the office products business. Lower sales in the bar code and western boot business partially offset the revenue increase.

Consolidated gross profit amounted to $5.1 million for the first quarter of fiscal 2004 as compared to $4.7 million for the same period of fiscal 2003. This growth in gross profit was primarily attributable to the increase in net revenues. Gross profit as a percentage of net revenues was essentially the same for the first quarters of fiscal 2003 and 2004.

Consolidated research and development for the first quarter of fiscal 2004 totaled $354,000, up from $160,000 for the first quarter of fiscal 2003 primarily attributable to the development of a new bar code product.

Consolidated selling, general and administrative (SG&A) expenses totaled $3.9 million for the first quarter of fiscal 2004 as compared to $3.7 million for the first quarter of fiscal 2003. As a percentage of net revenues, SG&A expenditures decreased from 18.6% for the first quarter of fiscal 2003 to 18.1% for the first quarter of fiscal 2004.

As a result of the above, consolidated earnings from operations amounted to $862,000 for the first quarter of fiscal 2004 as compared to $880,000 for the first quarter of fiscal 2003.

Bar Code Business

Net revenues for the bar code business totaled $2.3 million for the first quarter of fiscal 2004 as compared to $2.9 million for the first quarter of fiscal 2003. This decline in net revenues resulted primarily from continued weakness in the bar code products market.

Gross profit amounted to $639,000 for the first quarter of fiscal 2004 as compared to $800,000 for the same period of fiscal 2003. The decrease in gross profit was attributable to lower net revenues. Gross profit as a percentage of net revenues improved slightly from 27.8% for the first quarter of fiscal 2003 to 28.5% for the first quarter of fiscal 2004.

SG&A and research and development costs were $1.0 million for the first quarter of both fiscal 2004 and fiscal 2003 as reduced expenditures for sales salaries and commissions, advertising and marketing related costs, depreciation expense, and rental costs were partially offset by increased research and development expenditures as previously described above.

As a result of the above, the bar code business loss from operations totaled $363,000 for the first quarter of fiscal 2004 as compared to operating loss of $218,000 reported for the first quarter of fiscal 2003.

Office Products Business

Net revenues for the office products business amounted to $5.4 million for the first quarter of fiscal 2004, an increase of 12.5% over the $4.8 million reported for the first quarter of fiscal 2003. This improvement in net revenues was primarily attributable to increased commercial and state government equipment sales and higher maintenance agreement revenues.

Gross profit for the first quarter of fiscal 2004 amounted to $1.1 million as compared to $926,000 for the first quarter of fiscal 2003. This growth in gross profit was primarily the result of higher net revenues and slightly improved gross profit margins attributable to the increase in higher margin commercial and state government sales. The increase in gross profit was partially offset by higher beginning of the school year supply and service costs related to the county-wide school system cost per copy programs. As has been typically the case, we expect to incur lower supply and service costs for the remainder of the school year.

SG&A expenses for the first quarter of fiscal 2004 amounted to $1.5 million, an 15% increase over $1.3 million for fiscal 2003. The rise in SG&A expenses resulted primarily from increased expenditures for sales salaries, commissions, and related employment costs, administrative salaries, and professional fees that were partially offset by lower advertising and office supply expenses.

As a result of the above, the office products business loss from operations amounted to $421,000 for the first quarter of fiscal 2004 as compared to a loss from operations of $338,000 for the same period of fiscal 2003.

Military Boot Business

Net revenues for the military boot business for the first quarter of fiscal 2004 totaled $8.3 million as compared to $5.2 million for the first quarter of fiscal 2003. This growth in net revenues was primarily attributable to increased military boot requirements for the U.S. Government (the Government) and was partially offset by lower commercial and foreign government military boot sales.

Gross profit amounted to $1.8 million for the first quarter of fiscal 2004, an increase of 80% over $1.0 million for the first quarter of fiscal 2003. This increase in gross profit was primarily attributable to higher net revenues and slightly improved profit margins resulting from lower unit costs associated with increased production levels.

SG&A expenses totaled approximately $334,000 for the first quarter of fiscal 2004 as compared to $206,000 for the first quarter of fiscal 2003. This increase resulted primarily from higher professional fees and group health insurance costs.

As a result of the above, the military boot business earnings from operations amounted to $1.5 million for the first quarter of fiscal 2004 as compared to $829,000 for the first quarter of fiscal 2003.

For the first quarter of fiscal 2004, we operated under an extension of our contract with the Government dated April 15, 1997. In early 2002, the Government issued two solicitations for future boot requirements to replace this contract which was set to expire on April 15, 2002. One solicitation covered the three current direct molded sole (DMS) styles of military combat boots, including the standard issue all-leather combat boot that has historically accounted for the majority of the Government’s orders under the contract. The second solicitation covered the newly adopted infantry combat boot, which incorporates a waterproof membrane construction. This boot replaces the previous all-leather boot as the Army’s standard issue combat boot.

On September 30, 2003, the Government notified us that we had been awarded a new contract (the Contract) to produce direct molded sole military combat boots. The Contract covers a base year and two one-year option periods. The Contract base year provides for a minimum boot requirement of 135,102 pair and a maximum boot requirement of 544,778 pair with a minimum and maximum dollar value of approximately $7.4 million and $30.1 million, respectively. The first year option provides for a minimum and maximum boot requirement of 276,460 pair and 1,077,552 pair, respectively. The second year option ranges from a minimum of 236,460 pair to a maximum of 852,552 pair. We expect to begin shipping boots under this contract in the second quarter of fiscal 2004.

Western and Work Boot Business

Net revenues for the western and work boot business for the first quarter of fiscal 2004 amounted to $5.9 million, down from $6.8 million for the first quarter of fiscal 2003. This decline in net revenues resulted primarily from a softer retail market for western boot products.

Gross profit fell from $1.9 million for the first quarter of fiscal 2003 to $1.5 million for the first quarter of fiscal 2004. As a percentage of net revenues, gross profit fell from 28% for the first quarter of fiscal 2003 to 25% for the first quarter of fiscal 2004. This decline was primarily attributable to the decrease in net revenues and production inefficiencies related to assisting the military boot business in manufacturing combat boots for the Government.

SG&A expenses for the first quarters of fiscal 2004 and fiscal 2003 amounted to approximately $1.4 million. Increased charges for bad debt and professional fees were partially offset by lower sales commissions, advertising and marketing expenses, employee benefit costs, and travel costs. As a percentage of net revenues, SG&A expenses were 23.7% for the first quarter of fiscal 2004 as compared to 20.6% for the first quarter of fiscal 2003.

As a result of the above, operating profit for the western and work boot business was $13,000 for the first quarter of fiscal 2004 as compared to $481,000 for the first quarter of fiscal 2003.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report includes certain forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Important factors that could cause actual results or events to differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements include: the effect of competitive products and pricing, risks unique to selling goods to the Government (including variation in the Government’s requirements for our products and the Government’s ability to terminate its contracts with vendors), our expectations about future Government orders for military boots, loss of key customers, acquisitions, supply interruptions, additional financing requirements, loss of key management personnel, our ability to successfully develop new products and services, and the effect of general economic conditions in our markets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the impact of interest rate changes due to its aggregate $4.75 million lines of credit and a term loan through its wholly owned subsidiary, Dan Post Boot Company. As of November 1, 2003, there was no outstanding indebtedness under the lines of credit and $3.5 million was outstanding on the term loan. The Company does not buy or sell derivative financial instruments for trading or other purposes. Borrowings under the Company’s credit facilities described above bear interest at rates based upon the “prime rate” or “prime rate” less a margin of one-half percent offered by the applicable lender. The Company has not entered into any swap agreements or engaged in any other hedging activities with respect to this variable rate indebtedness. A 50% increase in the interest rates under the Company’s credit facilities would increase annual interest expense by approximately $61,250 (assuming the Company’s aggregate borrowings under the credit facilities averaged $3.5 million during a fiscal year).

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Vice President of Finance, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Vice President of Finance have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
85908)

3.2	Amendment to the Certificate of Incorporation (Incorporated by
reference to Exhibit 3 to the registrant’s Form 10-K for the year ended August 1, 1987)

3.3	Restated Bylaws of the registrant effective May 29, 2001.
(Incorporated by reference to Exhibit 3.3 to the registrant’s
Form 10-K for the year ended July 28, 2001)

31.1	Rule 13a-14(a)/15d-14(a) Certification for D. Gary McRae, President
and CEO (Filed herein). Page 18-19.

31.2	Rule 13a-14(a)/15d-14(a) Certification for Marvin G. Kiser, Sr.,
Vice President of Finance (Filed herein). Page 20-21.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
2002 (18 U.S.C. Section 1350), for D. Gary McRae, President and CEO
(Filed herein) Page 22.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002 (18 U.S.C. Section 1350), for Marvin G. Kiser, Sr.,
Vice President of Finance (Filed herein). Page 23.
     (B) No reports on Form 8-K were filed during the quarter ended November 1, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McRae Industries, Inc.
(Registrant)

Date: December 15, 2003	By: /s/ D. Gary McRae D. Gary McRae President and CEO (Principal Executive Officer)

Date: December 15, 2003	By: /s/ Marvin G. Kiser, Sr. Marvin G. Kiser, Sr. (Principal Accounting Officer)