Form 10-Q
period 2004-01-31
MCRAE INDUSTRIES INC
filed 2004-03-16
CIK 729284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(x)     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Quarter Ended January 31, 2004.

OR

(   )     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________________ to ____________________

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

Yes (X)       No (  )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes (  )       No (X)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $l Par Value — Class A	1,935,443 shares as of March 11, 2004.
Common Stock, $1Par Value — Class B	833,556 shares as of March 11, 2004.

McRae Industries, Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

McRae Industries, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEET
ASSETS
(In thousands, except share and per share data)

	January 31, 2004	August 2, 2003

ASSETS
Current assets:
Cash and cash equivalents	$4,113	$6,192
Accounts and notes receivable, net	9,971	10,334
Inventories (see Note B)	15,853	17,559
Net investment in capitalized leases	146	146
Prepaid income taxes	1,399	314
Prepaid expenses and other current assets	560	242

Total current assets	32,042	34,787

Property and equipment, net	5,015	4,541
Other assets:
Net investment in capitalized leases	1,613	1,716
Notes receivable	40	71
Real estate held for investment	1,449	1,390
Goodwill	362	362
Cash surrender value of life insurance	2,220	2,220
Trademarks	1,049	1,049
Other	12	13

Total other assets	6,745	6,821

Total Assets	$43,802	$46,149

See notes to condensed consolidated financial statements

McRae Industries, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEET
LIABILITIES AND SHAREHOLDERS’ EQUITY

(In thousands, except share and per share data)

	January 31, 2004	August 2, 2003

Liabilities and Shareholders’ Equity
Current liabilities:
Notes payable, banks - current portion	$577	$577
Accounts payable	3,424	5,211
Accrued employee benefits	194	427
Deferred revenues	671	1,012
Accrued payroll and payroll taxes	885	913
Contract contingencies	400	400
Other	1,073	1,044

Total current liabilities	7,224	9,584

Notes payable, banks, net of current portion	3,022	3,307
Lease guarantees	1,552	1,568
Minority interest	83	88
Commitment and contingencies	—	—
Shareholders’ equity:
Common stock:
Class A, $1 par; Authorized 5,000,000 shares; Issued and outstanding, 1,929,943 and 1,914,972 shares, respectively	1,930	1,915
Class B, $1 par; Authorized 2,500,000 shares; Issued and outstanding, 838,556 and 853,527 shares, respectively	839	853
Additional paid-in capital	791	791
Retained earnings	28,361	28,043

Total shareholders’ equity	31,921	31,602

Total liabilities and shareholders’ equity	$43,802	$46,149

NOTE:	The condensed consolidated balance sheet at August 2, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements

McRae Industries, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	January 31,	February 1,	January 31,	February 1,
	2004	2003	2004	2003

Net revenues	$19,427	$17,611	$40,823	$37,408
Cost of revenues	15,190	13,368	31,485	28,430

Gross profit	4,237	4,243	9,338	8,978
Costs and expenses:
Research & development	479	265	833	425
Selling, general and administrative	3,789	3,687	7,651	7,361
Other expense (income), net	(43)	(354)	(57)	(382)
Interest expense	34	44	71	93

Total costs and expenses	4,259	3,642	8,498	7,497

Earnings (loss) from operations before income taxes and minority interest	(22)	601	840	1,481
Provision for income taxes	(5)	232	297	574
Minority shareholder’s interest in earnings of subsidiary	(3)	(3)	(5)	(4)

Net (loss) earnings	$(14)	$372	$548	$911

Net earnings per common share	$.00	$.14	$.20	$.33

Weighted average number of common shares outstanding	2,768,499	2,768,499	2,768,499	2,768,499

See notes to condensed consolidated financial statements

McRae Industries, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	January 31, 2004	February 1, 2003

Net cash used in operating activities	$(1,251)	$(1,241)

Cash flows from investing activities:
Proceeds from sales of assets	5	375
Purchase of trade names and other assets	—	(150)
Capital expenditures	(349)	(234)
Net collections of long-term receivables	31	29

Net cash (used in) provided by investing activities	(313)	20

Cash flows from financing activities:
Principal repayments of notes payable	(285)	(263)
Dividends paid	(230)	(226)

Net cash used in financing activities	(515)	(489)

Net decrease in cash and cash equivalents	(2,079)	(1,710)
Cash and cash equivalents at beginning of period	6,192	5,822

Cash and cash equivalents at end of period	$4,113	$4,112

NOTE: Non-cash operating and investing activities excluded from this statement of cash flows relate to the transfer of office equipment from inventory to property and equipment amounted to $719,000 and $648,000 for the first six months of fiscal 2004 and 2003, respectively.

See notes to condensed consolidated financial statements

McRae Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulation of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by the accounting principals generally accepted in the United States for complete financial statements. In addition, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended January 31, 2004 are not necessarily indicative of the results that may be expected for the year ending July 31, 2004. The interim condensed consolidated financial information should be read in conjunction with the Company’s August 2, 2003 audited consolidated financial statements and footnotes thereto included in the McRae Industries, Inc. Annual Report filed on Form 10-K with the SEC.

Certain reclassifications have been made to the prior year’s financial statements to conform with the current year’s presentation.

NOTE B - INVENTORIES

The components of inventory consist of the following (in thousands):

	January 31, 2004	August 2, 2003

Raw materials	$2,570	$3,293
Work-in-process	1,337	1,081
Finished goods	11,946	13,185

	$15,853	$17,559

NOTE C - SUBSEQUENT EVENTS

On March 1, 2004, the Company declared a cash dividend of $.06 cents per share on its Class A Common Stock payable on March 26, 2004, to shareholders of record on March 12, 2004.

NOTE D – SUMMARY OF BUSINESS SEGMENTS

	Three Months Ended		Six Months Ended
	January 31,	February 1,	January 31,	February 1,
	2004	2003	2004	2003

(In thousands)
Net revenues
Bar Code	$2,655	$2,118	$4,911	$5,039
Office Products	4,531	4,501	9,904	9,342
Military Boots	7,421	4,712	15,742	9,910
Western/Work Boots	5,119	6,307	10,998	13,067
Eliminations/Other	(299)	(27)	(732)	50

	19,427	17,611	40,823	37,408

Net (loss) earnings from operations
Bar Code	(358)	(496)	(721)	(714)
Office Products	(228)	(192)	(649)	(530)
Military Boots	592	702	2,076	1,531
Western/Work Boots	(178)	169	(165)	650
Eliminations/Other	150	418	299	544

	(22)	601	840	1,481
Provision for income taxes (benefit)	(5)	232	297	574
Minority shareholder’s interest	(3)	(3)	(5)	(4)
Net (loss) earnings	$(14)	$372	$548	$911

	January 31,	August 2,
	2004	2003

Assets
Bar Code	$4,694	$4,987
Office Products	11,862	13,074
Military Boots	6,962	6,328
Western/Work Boots	11,754	14,214
Eliminations/Other	8,530	7,546

	$43,802	$46,149

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

CRITICAL ACCOUNTING ESTIMATES

Our timely preparation of financial reports and related disclosures requires us to use estimates and assumptions that may cause actual results to be materially different from our estimated results. Specifically, we use estimates when accounting for depreciation, amortization, cost per copy contract contingencies, useful lives for intangible assets, and asset valuation allowances (including those for bad debts, inventory, and deferred income tax assets). Our most critical accounting estimates include the following:

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

Revenue Recognition

We recognize revenue under our current boot contract when the boots are inspected and accepted by the Government’s Quality Assurance Representative (“QAR”), thereby transferring ownership to the Government. Pursuant to the contract, the boots become “Government-owned property” after inspection and acceptance by the QAR. The boots are transferred and stored in our warehouse, which is a designated storage facility approved by the Government, and accounted for as “bill and hold” sales in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.”

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current exposure together with assessing temporary differences resulting from differing treatment of items, such as leasing activity, allowances, and depreciation, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we include an expense within the tax provision in the statement of operations. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we would establish an additional valuation allowance, which could materially impact our financial position and results of operations.

FINANCIAL CONDITION AND LIQUIDITY

Our cash and cash equivalents for the six months ended January 31, 2004, totaled approximately $4.1 million as compared to approximately $6.2 million at August 2, 2003. Working capital at the end of the first six months of fiscal 2004 amounted to $24.8 million, down slightly from $25.2 million at August 2, 2003.

Currently, we have two lines of credit with a bank totaling $4.75 million, all of which was available at January 31, 2004. One credit line totaling $1.75 million expires in June 2004. The $3.0 million credit line expires in November 2004. In January 2004, we obtained a $600,000 construction loan from a bank, all of which was available at January 31, 2004, to finance the expansion of our military boot facility. Principal and interest on this loan is due on July 11, 2004.

We believe that our current cash and cash equivalents, cash generated from operations, and available line of credit will be sufficient to meet our capital requirements for the remainder of fiscal 2004. Our contractual commitments for fiscal 2004 are approximately $833,000.

Selected cash flow data for the first six months of fiscal 2004 are presented below (in thousands):

For the six months ended
January 31, 2004

Source (Use) of Cash
Operating activities:
Net earnings adjusted for depreciation	$1,138
Accounts receivable	363
Inventories	1,706
Accounts payable	(1,787)
Income taxes	(1,085)
Net cash used in operating activities	(1,251)

Net cash used in operating activities for the first six months of fiscal 2004 totaled approximately $1.25 million as adjusted for non-cash transfers from inventory to rental equipment for the office products business. Net earnings adjusted for depreciation provided $1.1 million of cash. Trade accounts receivable provided $363,000 of cash primarily attributable to the timing of collection of accounts related to the heavier fall sales season and the decrease in second quarter demand for western boot products. This decrease in accounts receivable was partially offset by the timing of collection on increased military boot sales to the U.S. Government and bar code product sales in January. Inventory, net of transfers to rental equipment for the office products business, decreased by approximately $987,000 primarily the result of the planned reduction in the number of boot styles in the western boot business and the timing of inventory purchases to replace higher bar code product sales. This decrease in inventory was partially offset by higher material requirements for the military boot business and the timing of sales of office equipment to large county–wide education and state government systems. The decrease in accounts payable used approximately $1.8 million of cash primarily attributable to the timing of payments for inventory related to heavy fourth quarter sales of office equipment to large county-wide school systems. Income tax payments for prior year’s tax liability and current year’s estimated tax payments used approximately $1.1 million of cash for the first six months of fiscal 2004.

Capital expenditures consisting primarily of production equipment for the military boot business totaled approximately $349,000. Rental equipment related to the office products business cost per copy program increased by approximately $719,000, all of which was transferred from inventory, for the first six months of fiscal 2004.

For the first six months of fiscal 2004, we used approximately $322,000 for principal and interest payments related to our long-term debt. Dividend payments amounted to approximately $230,000.

The increase in military boot sales to the U.S. Government may require substantial investment in raw materials, production equipment, and plant facilities. We will be required to invest approximately $1.0 million in manufacturing equipment and supplies to comply with the U.S. Government Contract requirements. (See discussion below under “Military Boot Business”).

Off-Balance Sheet Arrangements

As of January 31, 2004, we did not utilize any off-balance sheet financing arrangements and do not anticipate doing so in the future.

SECOND QUARTER FISCAL 2004 COMPARED TO SECOND QUARTER FISCAL 2003

Consolidated net revenues for the second quarter of fiscal 2004 totaled $19.4 million, a 10% increase over net revenues of $17.6 million for the second quarter of fiscal 2003. This increase in net revenues resulted primarily from significantly higher military boot requirements for the U.S. Government (the “Government”) and slight market improvement for bar code products. The increase in military boot and bar code product sales was partially offset by reduced demand for western and work boots.

Consolidated gross profit amounted to $4.2 million for the second quarters of both fiscal 2004 and 2003. As a percentage of net revenues, gross profit for the second quarter of fiscal 2004 was 22% as compared to 24% for the second quarter of fiscal 2003. This decline in gross profit resulted primarily from manufacturing inefficiencies associated with tripling military boot production to meet the surge in the Government’s requirements and lower selling prices for military boots.

Consolidated research and development (“R&D”) costs for the second quarter of fiscal 2004 totaled $479,000 as compared to $265,000 for the same period of fiscal 2003. This increase in research and development costs was primarily related to the continuing development of a new bar code product.

Consolidated selling, general and administrative (“SG&A”) expenses for the second quarter of fiscal 2004 equaled $3.8 million as compared to $3.7 million for the second quarter of fiscal 2003. As a percentage of net revenues, SG&A expenditures decreased from 20.9% for the second quarter of fiscal 2003 to 19.5% for the second quarter of fiscal 2004. Increased expenditures for health insurance were partially offset by decreased expenditures for sales and marketing activities and supplies.

Other income for the second quarter of fiscal 2004 did not include any significant gains on sale of assets as compared to $314,000 for the sale of our motel property in the second quarter of fiscal 2003.

As a result of the above, a consolidated loss from operations amounted to $22,000 for the second quarter of fiscal 2004 as compared to earnings from operations of $601,000 for the second quarter of fiscal 2003.

Bar Code Business

Net revenues for the bar code business for the second quarter of fiscal 2004 amounted to $2.7 million as compared to $2.1 million for the second quarter of fiscal 2003. The market for bar code products continues to improve as the economic recovery continues.

Gross profit totaled $792,000 for the second quarter of fiscal 2004 as compared to $537,000 for the same quarter of fiscal 2003. This growth in gross profit resulted primarily from higher net revenues and improved sales of higher margin manufactured products.

R&D costs for the second quarter of fiscal 2004 increased to $450,000 as compared to $227,000 for the second quarter of fiscal 2003 as a result of intensified efforts to bring a new product to market.

SG&A expenses decreased from $813,000 for the second quarter of fiscal 2003 to $714,000 for the second quarter of fiscal 2004 primarily attributable to reduced travel costs, sales and marketing expenditures, and depreciation charges.

As a result of the above, the bar code business loss from operations for the second quarter of fiscal 2004 amounted to $358,000 as compared to a loss from operations of $496,000 for the second quarter of fiscal 2003.

Office Products Business

Net revenues for the office products business remained steady at $4.5 million for the second quarter of fiscal 2004 and 2003, respectively. Service and supply sales continue to remain steady with a slight decrease in hardware, rental, and lease income.

Gross profit for the second quarter of fiscal 2004 amounted to $1.3 million, up 8.3% from $1.2 million for the second quarter of fiscal 2003. This increase in gross profit was primarily the result of increased service and supply sales. Gross profit as a percentage of net revenues for the second quarter of fiscal 2004 increased to 28.9% as compared to 26.7% for the second quarter of fiscal 2003.

Research and development costs decreased from $38,000 for the second quarter of fiscal 2003 to $29,000 for the second quarter of fiscal 2004.

SG&A costs for the second quarter of fiscal 2004 increased to $1.4 million as compared to $1.3 million for the second quarter of fiscal 2003. This 7.7% increase was primarily the result of higher sales salaries and group health insurance costs.

As a result of the above, the office products business loss from operations was $228,000 for the second quarter of fiscal 2004 as compared to a loss from operations of $192,000 in fiscal 2003.

Military Boot Business

Net revenues for the military boot business for the second quarter of fiscal 2004 totaled $7.4 million, up 57% from $4.7 million for the second quarter of fiscal 2003. This increase in net revenues was primarily the result of higher military boot requirements for the U.S. Government (the “Government”).

Gross profit amounted to $923,000 for the second quarter of fiscal 2004 as compared to $943,000 for the second quarter of fiscal 2003. As a percentage of net revenues, gross profit fell from 20% for the second quarter of fiscal 2003 to 12.4% for the second quarter of fiscal 2004. This decline in gross profit resulted primarily from lower selling prices for Government boots, smaller contribution of higher margin foreign and commercial boots in the sales mix, and manufacturing inefficiencies associated with expanded production requirements.

SG&A expenditures increased from $242,000 for the second quarter of fiscal 2003 to $338,000 for the second quarter of fiscal 2004 primarily as a result of higher administrative salaries, group health insurance costs, and professional fees.

As a result of the above, the military boot business earnings from operations totaled $592,000 for the second quarter of fiscal 2004 as compared to $702,000 for the same period of fiscal 2003.

During the second quarter of fiscal 2004, we completed our production obligations for military boots under the various extensions of the contract that was scheduled to expire on April 12, 2002. In addition, we began production of military boots under the U.S. Government contract (the “Contract”) awarded to us on September 30, 2003. Also, the Government issued a contract modification to change the sole construction of the boots covered by the Contract. While the Government is expected to allow price changes to cover the costs of this boot construction change, we will be required to invest approximately $1.0 million in manufacturing equipment and supplies to comply with the Contract requirements.

Western and Work Boot Business

Net revenues for the western and work boot business for the second quarter of fiscal 2004 amounted to $5.1 million as compared to $6.3 million for the second quarter of fiscal 2003. This decrease in net revenues was primarily the result of a soft market for western footwear.

Gross profit for the second quarter of fiscal 2004 totaled $1.2 million as compared to $1.6 million for the second quarter of fiscal 2003. As a percentage of net revenues, gross profit fell from 25.4% for the second quarter of fiscal 2003 to 23.5% for the second quarter of fiscal 2004. This decrease in gross profit was primarily the result of unabsorbed import costs, inventory markdowns and write-offs, manufacturing inefficiencies, and training costs related to the conversion of the factory to military boot production (discussed below).

SG&A expenditures amounted to approximately $1.25 million for the second quarters of both fiscal 2004 and 2003. Lower sales commissions and marketing expenses were partially offset by increased expenditures for travel costs and bad debt write-offs.

As a result of the above, the western and work boot business net loss from operations amounted to $178,000 for the second quarter of fiscal 2004 as compared to net earnings from operations of $169,000 for the second quarter of fiscal 2003.

During the second quarter, management decided to discontinue the manufacture of western and work boots at the Waverly, Tennessee plant. Future western and work boot products will be imported from global contract manufacturers. The Tennessee plant was converted to full military boot production in January 2004.

FIRST SIX MONTHS FISCAL 2004 COMPARED TO FIRST SIX MONTHS FISCAL 2003

Consolidated net revenues for the first six months of fiscal 2004 totaled $40.8 million as compared to $37.4 million for the first six months of fiscal 2003. This increase in net revenues was primarily attributable to higher military boot requirements by the Government partially offset by lower sales of western and work boots and lower selling prices for military boots.

Consolidated gross profit amounted to $9.3 million for the first six months of fiscal 2004 as compared to $9.0 million for the first six months of fiscal 2003. As a percentage of net revenues, gross profit decreased from 24% to 23% for the first six months of fiscal 2003 and 2004, respectively. Gross profit increases attributable to higher net revenues were partially offset by lower sales prices and greater per unit manufacturing costs for military boots.

Consolidated research and development (“R&D”) costs for the first six months of fiscal 2004 totaled $833,000 as compared to $425,000 for the same six-month period of fiscal 2003. The increase in R&D was the result of intensified efforts to bring a new bar code product to market.

Consolidated selling, general and administrative (“SG&A”) expenditures for the first six months of fiscal 2004 totaled $7.7 million as compared to $7.4 million for the first six months of fiscal 2003. This 4% growth in SG&A costs for the comparative periods was primarily attributable to increased expenditures for administrative salaries, sales commissions, group health insurance, professional fees, and bad debt write-offs that were partially offset by lower charges for sales and marketing costs and depreciation.

Other income for the first six months of fiscal 2004 did not include any significant gains on sale of assets as compared to $314,000 for the sale of our motel property in the first six months of fiscal 2003.

As a result of the above, consolidated earnings from operations for the first six months of fiscal 2004 totaled $840,000 as compared to $1.5 million for the first six months of fiscal 2003.

Bar Code Business

Net revenues for the bar code business for the first six months of fiscal 2004 totaled $4.9 million as compared to $5.0 million for the first six months of fiscal 2003. The soft bar code products market was the primary reason for the depressed net revenues for these comparative six-month periods of fiscal 2004 and 2003.

Gross profit for the first six months of fiscal 2004 amounted to $1.5 million as compared to $1.3 million for the first six months of fiscal 2003. As a percent of net revenues, gross profit improved from 26% for the first six months of fiscal 2003 to 31% for the first six months of fiscal 2004. This growth in gross profit resulted primarily from increased contribution to the sales mix of higher margin manufactured bar code products.

R&D costs for the first six months of fiscal 2004 were $788,000 as compared to $374,000 for the same period of fiscal 2003 as a result of intensified efforts to bring the new product to market.

SG&A expenditures for the first six months of fiscal 2004 totaled $1.4 million, a reduction of 17.6% from $1.7 million for the first six months of fiscal 2003. This decrease in SG&A expenditures was primarily attributable to reduced sales and administrative salaries, sales and marketing costs, real estate and equipment rentals, travel expenses, and depreciation charges.

As a result of the above, the bar code business net loss amounted to $700,000 for the first six months of fiscal 2004 and 2003.

Office Products Business

Net revenues for the office products business totaled $9.9 million for the first six months of fiscal 2004 as compared to $9.3 million reported for the first six months of fiscal 2003. This 6.5% increase was primarily the result of increased rental income and service and supply sales offset slightly by a decrease in hardware, lease, and freight income.

Gross profit for the first six months of fiscal 2004 amounted to $2.4 million, a 14.3% increase from the $2.1 million reported in fiscal 2003. This increase in gross profit is primarily attributable to an increase in service and supply sales while costs remained stable.

Research and development costs for the first six months of fiscal 2004 amounted to $44,000, a decrease of 13.7% from $51,000 reported for first six months of fiscal 2003.

SG&A expenses for the first six months of fiscal 2004 were $2.9 million as compared to $2.5 million reported in the first six months of fiscal 2003. This increase in SG&A expenses was primarily attributable to increased sales salaries, commissions, travel expenses, administrative salaries, group health insurance and professional fees.

As a result of the above, the operating loss for the office products business amounted to $649,000 for the first six months of fiscal 2004 as compared to $530,000 reported for the first six months of fiscal 2003.

Military Boot Business

Net revenues for the military boot business for the first six months of fiscal 2004 totaled $15.7 million as compared to $9.9 million for the first six months of fiscal 2003. This 59% increase in net revenues was the result of significantly higher military boot requirements for the Government.

Gross profit was $2.7 million for the first six months of fiscal 2004 as compared to $2.0 million for the first six months of fiscal 2003. This growth in gross profit resulted from the increase in net revenues. As a percentage of net revenues, gross profit decreased from 20.2% for the first six months of fiscal 2003 to 17.2% for the first six months of fiscal 2004. The decline in gross profit percentage was primarily attributable to lower military boot sales prices, decreased contribution of higher margin foreign and commercial boot sales in the overall sales mix, and higher per unit manufacturing costs.

SG&A expenditures for the first six months of fiscal 2004 totaled $671,000 as compared to $449,000 for the first six months of fiscal 2003. This increase in SG&A expenses resulted from higher administrative salaries, group health insurance costs, and professional fees.

As a result of the above, the military boot business net earnings from operations amounted to $2.1 million for the first six months of fiscal 2004 as compared to $1.5 million for the first six months of fiscal 2003.

Western and Work Boot Business

Net revenues for the western and work boot business totaled $11.0 million for the first six months of fiscal 2004 as compared to $13.1 million for the first six months of fiscal 2003. The decrease in net revenues was primarily the result of a soft market for western and work boot products.

Gross profit for the first six months of fiscal 2004 amounted to $2.7 million, down from the $3.5 million for the first six months of fiscal 2003. This reduction in gross profit was primarily attributable to lower net revenues. As a percentage of net revenues, gross profit decreased from 26.7% for the first six months of fiscal 2003 to 24.5% for the first six months of fiscal 2004. This decline in gross profit percentage resulted from inventory write-offs and manufacturing costs associated with assisting the military footwear business in making military boots for the Government.

SG&A expenditures for the first six months of both fiscal 2004 and 2003 amounted to $2.5 million as a result of lower sales commissions, sales and marketing costs, and employee benefits that were offset by higher professional fees and bad debt write-offs.

As a result of the above, the western and work boot business loss from operations amounted to $165,000 for the first six months of fiscal 2004 as compared to earnings from operations of $650,000 for the first six months of fiscal 2003.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the impact of interest rate changes due to its aggregate $4.75 million lines of credit and a term loan through its wholly owned subsidiary, Dan Post Boot Company. As of January 31, 2004, there was no outstanding indebtedness under the lines of credit and approximately $3.4 million was outstanding on the term loan. The Company does not buy or sell derivative financial instruments for trading or other purposes. Borrowings under the Company’s credit facilities described above bear interest at rates based upon the “prime rate” or “prime rate” less a margin of one-half percent offered by the applicable lender. The Company has not entered into any swap agreements or engaged in any other hedging activities with respect to this variable rate indebtedness. A 50% increase in the interest rates under the Company’s credit facilities would increase annual interest expense by approximately $61,250 (assuming the Company’s aggregate borrowings under the credit facilities averaged $3.5 million during a fiscal year).

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Vice President of Finance, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Vice President of Finance have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during the second quarter of fiscal 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

While from time to time we are engaged in litigation incidental to our business, we are not currently party to any material legal proceedings.

Item 2.

This item is not applicable and has been omitted.

Item 3.

This item is not applicable and has been omitted.

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Stockholders held on December 18, 2003, the following individuals were elected to the Board of Directors:

	Votes For		Votes Withheld
	Class A	Class B	Class A	Class B
D. Gary McRae	N/A	720,056	N/A	152
William H. Swan	N/A	720,056	N/A	152
Hilton J. Cochran	N/A	720,051	N/A	157
Victor A. Karam	N/A	720,056	N/A	152
James W. McRae	N/A	720,056	N/A	152
Brady W. Dickson	1,778,319	N/A	23,031	N/A
Harold W. Smith	1,444,404	N/A	356,946	N/A

The following proposal was approved at the Company’s Annual Meeting:

	Affirmative Votes		Negative Votes		Votes Withheld
	Class A	Class B	Class A	Class B	Class A	Class B
Ratify the appointment of Grant Thornton LLP as independent certified public accountants for the current fiscal year	1,794,157	720,159	7,122	46	71	3

Item 5.

This item is not applicable and has been omitted.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form S-14, Registration No. 2-85908).

3.2	Amendment to the Certificate of Incorporation (Incorporated by reference to Exhibit 3 to the Registrant’s Form 10-K for the year ended August 1, 1987).

3.3	Restated Bylaws of the Registrant effective May 29, 2001. (Incorporated by reference to Exhibit 3.3 to the Registrant’s Form 10-K for the year ended July 28, 2001).

31.1	Rule 13a-14(a)/15d-14(a) Certification for D. Gary McRae, President and CEO (Filed herein). Page 19.

31.2	Rule 13a-14(a)/15d-14(a) Certification for Marvin G. Kiser, Sr., Vice President of Finance (Filed herein). Page 20.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), for D. Gary McRae, President and CEO (Filed herein). Page 21.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), for Marvin G. Kiser, Sr., Vice President of Finance (Filed herein). Page 22.

(b) No reports on Form 8-K were filed during the quarter ended January 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McRae Industries, Inc. (Registrant)
Date: March 16, 2004	By:	/s/D. Gary McRae
D. Gary McRae
President and CEO (Principal Executive Officer)

Date: March 16, 2004	By:	/s/Marvin G. Kiser, Sr.
Marvin G. Kiser, Sr.
(Principal Accounting Officer)