Form 10-Q
period 2004-05-01
MCRAE INDUSTRIES INC
filed 2004-06-14
CIK 729284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended May 1, 2004

OR

☐     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission file number 1-8578

McRae Industries, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of	56-0706710 (I.R.S. Employer Identification No.)
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

Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Common Stock, $1 Par Value—Class A 1,942,543 shares as of June 9, 2004
Common Stock, $1 Par Value—Class B 823,456 shares as of June 9, 2004

McRae Industries, Inc. and Subsidiaries

INDEX

PART I. FINANCIAL INFORMATION

		Page No.

ITEM 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheet	3-4

	Condensed Consolidated Statement of Operations	5

	Condensed Consolidated Statement of Cash Flows	6

	Notes to Condensed Consolidated Financial Statements	7-8

ITEM 2.	Management’s Discussion And Analysis of Financial Condition and Results of Operations	9-16

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	16

ITEM 4.	Controls and Procedures	17

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	17

ITEM 2.	Changes in Securities and Use of Proceeds	17

ITEM 3.	Defaults upon Senior Securities	17

ITEM 4.	Submission of Matters to a Vote of Security Holders	17

ITEM 5.	Other Information	17

ITEM 6.	Exhibits and Reports on Form 8-K	17

	Signatures	18

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

McRae Industries, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEET
ASSETS
(In thousands, except share and per share data)

	May 1, 2004	August 2, 2003

ASSETS
Current assets:
Cash and cash equivalents	$3,438	$6,192
Accounts and notes receivable, net	12,410	10,334
Inventories (see Note B)	18,119	17,559
Net investment in capitalized leases	146	146
Prepaid income taxes	974	314
Prepaid expenses and other current assets	517	242

Total current assets	35,604	34,787

Property and equipment, net	5,390	4,541
Other assets:
Net investment in capitalized leases	1,694	1,716
Notes receivable	25	71
Real estate held for investment	1,451	1,390
Goodwill	362	362
Cash surrender value of life insurance	2,220	2,220
Trademarks	1,049	1,049
Other	12	13

Total other assets	6,813	6,821

Total Assets	$47,807	$46,149

See notes to condensed consolidated financial statements

McRae Industries, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEET
LIABILITIES AND SHAREHOLDERS’ EQUITY
(In thousands, except share and per share data)

	May 1, 2004	August 2, 2003

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Notes payable, banks — current portion	$577	$577
Accounts payable	5,915	5,211
Accrued employee benefits	257	427
Deferred revenues	745	1,012
Accrued payroll and payroll taxes	1,152	913
Contract contingencies	400	400
Other	1,149	1,044

Total current liabilities	10,195	9,584

Notes payable, banks, net of current portion	3,278	3,307
Lease guarantees	1,657	1,568
Minority interest	82	88
Commitment and contingencies	—	—
Shareholders’ equity:
Common stock:
Class A, $1 par; Authorized 5,000,000 shares; Issued and outstanding, 1,929,943 and 1,914,972 shares, respectively	1,930	1,915
Class B, $1 par; Authorized 2,500,000 shares; Issued and outstanding, 838,556 and 853,527 shares, respectively	839	853
Additional paid-in capital	791	791
Retained earnings	29,035	28,043

Total shareholders’ equity	32,595	31,602

Total liabilities and shareholders’ equity	$47,807	$46,149

NOTE:	The condensed consolidated balance sheet at August 2, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements

McRae Industries, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended

	May 1,	May 3,	May 1,	May 3,
	2004	2003	2004	2003

Net revenues	$24,780	$19,221	$65,602	$56,629
Cost of revenues	19,625	14,530	51,110	42,959

Gross profit	5,155	4,691	14,492	13,670
Costs and expenses:
Research & development	363	215	1,196	640
Selling, general and administrative	3,529	3,662	11,179	11,023
Other expense (income), net	(32)	(46)	(89)	(427)
Interest expense	32	42	103	135

Total costs and expenses	3,892	3,873	12,389	11,371

Earnings from operations before income taxes and minority interest	1,263	818	2,103	2,299
Provision for income taxes	474	253	770	827
Minority shareholder’s interest in earnings of subsidiary	(1)	(3)	(5)	(7)

Net earnings	$790	$568	$1,338	$1,479

Net earnings per common share	$.29	$.20	$.48	$.53

Weighted average number of common shares outstanding	2,768,499	2,768,499	2,768,499	2,768,499

See notes to condensed consolidated financial statements

McRae Industries, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended

	May 1, 2004	May 3, 2003

Net cash used in operating activities	$(1,175)	$(1,499)

Cash flows from investing activities:
Proceeds from sales of assets	12	394
Purchase of trade names and other assets	—	(150)
Capital expenditures	(1,262)	(324)
Net collections of long-term receivables	46	51

Net cash (used in) provided by investing activities	(1,204)	(29)

Cash flows from financing activities:
Proceeds from long-term debt	401	—
Principal repayments of notes payable	(430)	(400)
Dividends paid	(346)	(341)

Net cash used in financing activities	(375)	(741)

Net decrease in cash and cash equivalents	(2,754)	(2,269)
Cash and cash equivalents at beginning of period	6,192	5,822

Cash and cash equivalents at end of period	$3,438	$3,553

NOTE:	Transfers of office equipment from inventory to property and equipment amounting to $516,000 and $827,000 for the first nine months of fiscal 2004 and 2003, respectively, are excluded from this statement of cash flows as non-cash operating and investing activities.

See notes to condensed consolidated financial statements

McRae Industries, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by the accounting principals generally accepted in the United States for complete financial statements. In addition, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended May 1, 2004 are not necessarily indicative of the results that may be expected for the year ending July 31, 2004 The interim condensed consolidated financial information should be read in conjunction with the Company’s August 2, 2003 audited consolidated financial statements and footnotes thereto included in the McRae Industries, Inc. Annual Report filed with the SEC.

Certain reclassifications have been made to the prior year’s financial statements to conform with the current year’s presentation.

NOTE B — INVENTORIES

The components of inventory consist of the following (in thousands):

	May 1, 2004	August 2, 2003

Raw materials	$3,931	$3,293
Work-in-process	2,368	1,081
Finished goods	11,820	13,185

	$18,119	$17,559

NOTE C — SUBSEQUENT EVENTS

On May 28, 2004, the Company declared a cash dividend of $.06 cents per share on its Class A Common Stock payable on June 25, 2004 to shareholders of record on June 11, 2004.

NOTE D — SUMMARY OF BUSINESS SEGMENTS

	Three Months Ended		Nine Months Ended

	May 1,	May 3,	May 1,	May 3,
	2004	2003	2004	2003

(In thousands)

Net revenues

Bar Code	$2,868	$2,339	$7,779	$7,378
Office Products	7,195	6,368	17,099	15,710
Military Boots	9,920	5,341	25,663	15,251
Western/Work Boots	4,720	5,148	15,718	18,214
Eliminations/Other	77	25	(657)	76

	24,780	19,221	65,602	56,629

Net (loss) earnings from operations

Bar Code	(148)	(439)	(869)	(1,153)
Office Products	503	151	(146)	(379)
Military Boots	664	949	2,739	2,480
Western/Work Boots	62	(48)	(103)	602
Eliminations/Other	182	205	482	749

	1,263	818	2,103	2,299

Provision for income taxes (benefit)	474	253	770	827

Minority shareholder’s interest	(1)	(3)	(5)	(7)

Net (loss) earnings	$790	$568	$1,338	$1,479

	May 1,	August 2,
	2004	2003

Assets

Bar Code	$4,663	$4,987
Office Products	12,938	13,074
Military Boots	12,087	6,328
Western/Work Boots	11,408	14,214
Eliminations/Other	6,711	7,546

	$47,807	$46,149

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

Contract Contingencies

Our office products business leases equipment (usually for a sixty-month period) to county-wide education systems and sells the lease to third party leasing companies. Under this program the school systems are billed on a monthly, quarterly or annual basis at a specified rate for each copy they make. The cost per copy charged to the school system is designed to cover the equipment cost, supplies (except for paper and staples), service, and a finance charge. On a quarterly basis, on a program-by-program basis, we project an expected outcome over the life of the program. We use historical copy usage to predict the number of copies to be made over the remaining life of the program. We adjust this estimate of the number of expected future copies based on known factors that will influence copy rates in each program. We use historical service and supply costs incurred on each program to estimate future service and supply costs on a per copy basis. We adjust these estimated costs for known factors that will impact service and supplies in the future. We also estimate any other costs expected to be incurred such as depreciation on rental equipment. On programs where the sum of the estimated future costs exceeds the expected future revenue, we recognize a provision for 100% of the expected losses for these programs.

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

FINANCIAL CONDITION AND LIQUIDITY

Our cash and cash equivalents totaled $3.4 million at the end of the first nine months of fiscal 2004 as compared to $6.2 million reported at the end of fiscal 2003. Working capital amounted to $25.4 million and our current ratio was 3.5 to 1.

Currently, we have two lines of credit with a bank totaling $4.75 million, all of which was available at May 1, 2004. One credit line totaling $1.75 million expires in January 2005. The other credit line totaling $3.0 million expires in November 2004.

We believe that the current cash and cash equivalents, cash generated from operations, and the available lines of credit will be sufficient to meet our capital requirements for the remainder of fiscal 2004 and that we will be able to either renew our existing lines of credit when they terminate or if necessary arrange alternative credit arrangements. Our contractual commitments for fiscal 2004 are approximately $833,000.

Selected cash flow data for the first nine months of fiscal 2004 are presented below (in thousands):

For the nine months
ended
May 1, 2004

Source (Use) of Cash
Operating activities:
Net earnings adjusted for depreciation	$2,243
Accounts receivable	(2,076)
Inventories	(560)
Accounts payable	704
Income taxes	(660)

Net cash used in operating activities	$(1,175)

Net cash used in operating activities for the first nine months of fiscal 2004 totaled approximately $1.2 million as adjusted for non-cash transfers from inventory to rental equipment for the office products business. Net earnings as adjusted for depreciation provided a positive cash flow of approximately $2.24 million. The increase in trade accounts receivable used approximately $2.1 million of cash primarily attributable to the timing of collections on greater third quarter sales for the military boot, bar code, and office products businesses. An increase in inventory levels used approximately $560,000 of cash, primarily as a result of the military boot business expansion to meet significantly higher military boot requirements of the U. S. Government. This increase in inventory was partially offset by a decrease in western boot business inventory that resulted from a planned reduction in the number of boot styles in the product mix. The increase in accounts payable provided approximately $704,000 of cash, primarily attributable to the timing of vendor inventory payments for military boot raw materials and bar code business research and development costs. This increase in accounts payable was partially offset by large vendor payments for the office products business. Income tax payments for the prior year’s tax liability and current year’s estimated tax payments used approximately $660,000.

Capital expenditures primarily for military boot warehouse space, additional manufacturing equipment, and imaging equipment for the office products business used approximately $1.3 million of cash. Rental equipment related to the office products business cost per copy program increased by approximately $516,000, all of which was transferred from inventory, for the first nine months of fiscal 2004.

Principal and interest payment on our long-term debt amounted to approximately $508,000 for the first nine months of fiscal 2004. Dividend payments for this same period totaled approximately $346,000. In May 2004, we refinanced the $401,000 construction loan we obtained in January 2004 to finance the military boot warehouse addition with proceeds from a five-year mortgage loan, payable in monthly installments until June 2009.

Off-Balance Sheet Arrangements

As of May 1, 2004, we did not utilize any off-balance sheet financing arrangements and do not anticipate in doing so in the future.

THIRD QUARTER FISCAL 2004 COMPARED TO THIRD QUARTER FISCAL 2003

Consolidated net revenues for the third quarter of fiscal 2004 totaled $24.8 million, up 29% from $19.2 million for the third quarter of fiscal 2003. This increase in net revenues was primarily attributable to significantly higher military boot requirements for the U. S. Government, improved market conditions in the bar code business, and continued renewal of county-wide school cost per copy programs in the office products business. The increase in these revenues was partially offset by lower demand for western boot products.

Consolidated gross profit grew from $4.7 million for the third quarter of fiscal 2003 to $5.2 million for the third quarter of fiscal 2004 primarily a result of the increase in consolidated net revenues. As a percentage of net revenues, gross profit fell nearly 14%, from 24.5% for the third quarter of fiscal 2003 to 21.0% for the third quarter of fiscal 2004. This decline in gross profit percentage was primarily attributable to lower military boot per unit sales prices and higher per unit manufacturing costs.

Research and development costs amounted to approximately $363,000 for the third quarter of fiscal 2004 as compared to $215,000 for the third quarter of fiscal 2003 as a result of increased development costs associated primarily with the new bar code product.

Selling, general and administrative (SG&A) expenses decreased from $3.66 million for the third quarter of fiscal 2003 to $3.53 million for the third quarter of fiscal 2004. This 3.6% reduction in SG&A expenses was primarily attributable to lower expenditures for occupation and equipment rental costs, travel related expenses, postage, and advertising outlays. These lower expenditures were partially offset by higher charges for professional fees and property taxes.

As a result of the above, consolidated earnings from operations totaled $1.26 million for the third quarter of fiscal 2004 as compared to $818,000 for the third quarter of fiscal 2003.

Bar Code Business

Net revenues for the bar code business increased from $2.3 million for the third quarter of fiscal 2003 to $2.9 million for the third quarter of fiscal 2004 primarily as a result of continued improvement in the market for bar code products.

Gross profit for the third quarter of fiscal 2004 totaled $886,000 as compared to $482,000 for the third quarter of fiscal 2003. This growth in gross profit was primarily the result of larger net revenues and improved gross profit margins attributable to increased sales of manufactured products in the overall sales mix.

Research and development costs amounted to $333,000 for the third quarter of fiscal 2004, up from $193,000 for the third quarter of fiscal 2003 as a result of expenditures involved in preparing the new bar code product for its scheduled market launch in late July or early August of 2004.

SG&A expenses were consistent at $717,000 and $741,000 for the third quarters of fiscal 2004 and 2003, respectively, as cost containment strategies continue to be effective.

As a result of the above, the bar code business operating loss for the third quarter of fiscal 2004 totaled $148,000 as compared to an operating loss of $439,000 for the third quarter of fiscal 2003.

Office Products Business

Net revenues for the office products business for the third quarter of fiscal 2004 amounted to $7.2 million as compared to $6.4 million for the third quarter of fiscal 2003 primarily attributable to increased hardware sales resulting from the renewal of several county-wide school cost per copy programs and higher service and supply revenues associated with increased copy volume in the overall cost per copy program.

Gross profit totaled $2.05 million and $1.68 million for the third quarter of fiscal 2004 and 2003, respectively. This 22% improvement in gross profit was primarily the result of higher net revenues and improved profit margins for supplies and service attributable to increased maintenance prices and lower supply and service costs.

Research and development costs increased from $22,000 for the third quarter of fiscal 2003 to $30,000 for the third quarter of fiscal 2004 as we continue to develop our imaging products.

SG&A expenses amounted to $1.46 million for the third quarter of both fiscal 2004 and fiscal 2003. Slightly higher expenditures for administrative salaries, group health insurance, and property taxes were partially offset by lower expenditures for lease equipment, travel expenses, and advertising.

As a result of the above, the office products business operating profit for the third quarter totaled $503,000 as compared to $151,000 for the third quarter of fiscal 2003.

Military Boot Business

Net revenues for the military boot business for the third quarter of fiscal 2004 totaled $9.9 million as compared to $5.3 million for the third quarter of fiscal 2003. This 87% growth in net revenues was attributable to increased boot requirements for the U. S. Government (the “Government”).

Gross profit fell from $1.2 million for the third quarter of fiscal 2003 to $913,000 for the third quarter of fiscal 2004. As a percentage of net revenues, gross profit decreased from 22.6% for the third quarter of fiscal 2003 to 9.2% for the third quarter of fiscal 2004. These declines in gross profit were primarily the result of lower selling prices for Government boots, lower contribution of higher margin foreign boot sales in the overall sales mix, and manufacturing inefficiencies attributable to expanded production requirements and boot construction changes.

SG&A expenses for the third quarter of fiscal 2004 amounted to $258,000, up slightly from $233,000 for the third quarter of fiscal 2003 primarily attributable to higher administrative salaries, group health insurance costs, and professional fees.

As a result of the above, the military boot earnings from operations totaled $664,000 for the third quarter of fiscal 2004 as compared to $949,000 for the third quarter of fiscal 2003.

As previously reported in our second quarter 10-Q filing, the Government issued a contract modification to change the sole construction of the boot covered by the U. S. Government Contract (the “Contract”) awarded to us on September 30, 2003. We have invested nearly $1.0 million in additional equipment and related production supplies to accommodate the boot construction modification. The Government has modified the Contract selling price for boots manufactured with the new sole construction to provide coverage for these additional expenses. We will recover our costs only to the extent that the Government orders a sufficient quantity of boots at the higher selling price under the terms of the current Contract.

Western and Work Boot Business

Net revenues for the western and work boot business amounted to $4.7 million for the third quarter of fiscal 2004 as compared to $5.1 million for the third quarter of fiscal 2003. This decline in net revenues was primarily attributable to continued market softness for western boot products.

Gross profit fell from $1.3 million for the third quarter of fiscal 2003 to $1.2 million for the third quarter of fiscal 2004 and, as a percentage of net revenues, was 25.5% for both third quarters of fiscal 2004 and 2003. This decrease in gross profit was primarily the result of lower net revenues and inventory write-downs of certain fashion related boot styles that were partially offset by increased sales of higher margin imported western and work boot products.

SG&A expenses for the third quarter of fiscal 2004 totaled $1.0 million as compared to $1.2 million for the third quarter of fiscal 2003. This decrease in SG&A expenses was primarily attributable to lower expenditures for sales commissions, travel, bad debts, and advertising.

As a result of the above, the western and work boot business earnings from operations amounted to $62,000 for the third quarter of fiscal 2004 as compared to an operating loss of $48,000 for the third quarter of fiscal 2003.

FIRST NINE MONTHS FISCAL 2004 COMPARED TO FIRST NINE MONTHS FISCAL 2003

Consolidated net revenues for the first nine months of fiscal 2004 totaled $65.6 million, an increase of nearly 16% from $56.6 million for the first nine months of fiscal 2003. This growth in net revenues was primarily attributable to greater sales of military boots, bar code equipment, and office products and was partially offset by lower sales of western boots and reduced selling prices for military boots.

Consolidated gross profit for the first nine months of fiscal 2004 climbed to $14.5 million, up from $13.7 million for the first nine months of fiscal 2003 primarily the result of the growth in net revenues. As a percentage of net revenues, gross profit fell from 24.2% for the first nine months of fiscal 2003 to 22.1% for the first nine months of fiscal 2004. This decrease in gross profit margin was primarily attributable to reduced margins in the military boot business that were partially offset by improved margins in the other business units as more fully described below.

Consolidated research and development (“R&D”) costs for the first nine months of fiscal 2004 amounted to $1.2 million as compared to $640,000 for the first nine months of fiscal 2003. This increase in research and development was primarily the result of intensified efforts to complete the new bar code product.

Consolidated selling, general and administrative (“SG&A”) expenses for the first nine months of fiscal 2004 were $11.2 million as compared to $11.0 million for the first nine months of fiscal 2003. This small increase in SG&A expenses was primarily attributable to higher costs for administrative salaries, group health insurance, professional fees, and bad debt write-offs that were partially offset by lower charges for sales and marketing costs and depreciation.

Consolidated other income for the first nine months of fiscal 2004 did not include any significant gains on sales of assets as compared to a $314,000 gain on the sale of our motel property in the first nine months of fiscal 2003.

As a result of the above, consolidated earnings from operations for the first nine months of fiscal 2004 totaled $2.1 million as compared to $2.3 million for the first nine months of fiscal 2003.

Bar Code Business

Net revenues for the bar code business for the first nine months of fiscal 2004 amounted to $7.8 million, up 5.4% from $7.4 million for the first nine months of fiscal 2003 primarily as a result of improved bar code product market conditions.

Gross profit was $2.4 million for the first nine months of fiscal 2004 as compared to $1.8 million for the first nine months of fiscal 2003. As a percentage of net revenues, gross profit increased from 24.3% for the first nine months of fiscal 2003 to 30.8% for the first nine months of fiscal 2004. This growth in gross profit was primarily attributable to increased net revenues and greater contributions of higher margin manufactured products in the overall sales mix.

R&D expenses for the first nine months of fiscal 2004 totaled $1.1 million as compared to $567,000 for the first nine months of fiscal 2003 primarily as a result of expenses associated with completing the new bar code product. This new product is expected to be ready for market introduction in July or August 2004.

SG&A expenses decreased from $2.4 million for the first nine months of fiscal 2003 to $2.1 million for the first nine months of fiscal 2004 primarily as a result of lower expenditures for sales and marketing activities, travel, real estate and equipment rentals, and depreciation.

As a result of the above, the bar code business operating loss for the first nine months of fiscal 2004 amounted to $869,000 as compared to an operating loss of $1.2 million for the first nine months of fiscal 2003.

Office Products Business

Net revenues for the office products business for the first nine months of fiscal 2004 were $17.1 million as compared to $15.7 million for the first nine months of fiscal 2003. This growth in net revenues resulted primarily from hardware sales related to the renewal of several large county-wide school system cost per copy programs and higher service and supply revenues attributable to increased copy volumes.

Gross profit for the first nine months of fiscal 2004 totaled $4.4 million, up from $3.8 million for the first nine months of fiscal 2003. As a percentage of net revenues, gross profit increased from 24.2% for the first nine months of fiscal 2003 to 25.7% for the first nine months of fiscal 2004. This improvement in gross profit was primarily attributable to higher net revenues, greater margins for cost per copy renewal programs, and effective service cost containment strategies.

R&D expenses amounted to approximately $74,000 for the first nine months of both fiscal 2004 and 2003.

SG&A expenses for the first nine months of fiscal 2004 were $4.4 million as compared to $4.0 million for the first nine months of fiscal 2003 primarily as a result of increased expenditures for sales salaries, commissions, administrative salaries, group health insurance, and professional fees.

As a result of the above, the office products business loss from operations for the first nine months of fiscal 2004 totaled $146,000 as compared to a loss from operations of $379,000 for the first nine months of fiscal 2003.

Military Boot Business

Net revenues for the military boot business for the first nine months of fiscal 2004 grew to $25.7 million as compared to $15.3 million for the first nine months of fiscal 2003 primarily as a result of the Government’s increased demand for military boots.

Gross profits increased from $3.2 million for the first nine months of fiscal 2003 to $3.7 million for the first nine months of fiscal 2004 as a result of the growth in net revenues. As a percentage of net revenues, gross profit fell from 20.9% for the first nine months of fiscal 2003 to 14.4% for the first nine months of fiscal 2004, primarily as a result of lower military boot selling prices and higher manufacturing per unit costs associated with training additional production workers and inefficient subcontract work including conversion of our western boot plant operations in Tennessee. We expect to continue using subcontract work as long as the Government’s military boot requirements remain at the current 80,000 pair per month level.

SG&A expenses amounted to $929,000 for the first nine months of fiscal 2004 as compared to $683,000 for the first nine months of fiscal 2003. This increase in SG&A expenses was primarily the result of higher expenditures for administrative salaries, group health insurance, and professional fees.

As a result of the above, the military boot business earnings from operations totaled $2.7 million for the first nine months of fiscal 2004 as compared to $2.5 million for the first nine months of fiscal 2003.

Western and Work Boot Business

Net revenues for the western and work boot business for the first nine months of fiscal 2004 were $15.7 million, down from $18.2 million for the first nine months of fiscal 2003 primarily as a result of a soft market for western and work boot products. This reduction in sales was partially offset by increased production of military boots by our western and work boot business for our military boot business, which amounted to approximately $836,000 and $109,000 for the first nine months of fiscal 2004 and 2003, respectively.

Gross profit fell from $4.8 million for the first nine months of fiscal 2003 to $3.9 million for the first nine months of fiscal 2004 primarily as a result of decreased net revenues. As a percentage of net revenues, gross profit declined from 26.4% for the first nine months of fiscal 2003 to 24.8% for the first nine months of fiscal 2004 primarily as a result of inventory markdowns and write-offs and manufacturing inefficiencies related to military boot production during the first six months of fiscal 2004.

SG&A expenses for the first nine months of fiscal 2004 amounted to $3.6 million as compared to $3.7 million for the first nine months of fiscal 2003. This slight decrease in SG&A expenses resulted primarily from lower expenditures for sales commissions and sales and marketing expenses that were partially offset by increased bad debt charges.

As a result of the above, the western and work boot business loss from operations amounted to $103,000 for the first nine months of fiscal 2004 as compared to an operating profit of $602,000 for the first nine months of fiscal 2003.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2003, SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, was issued and established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement was effective for us beginning with the first quarter of fiscal 2004. We have no financial instruments of this type.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report includes certain forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Important factors that could cause actual results or events to differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements include: the effect of competitive products and pricing, risks unique to selling goods to the Government (including variation in the Government’s requirements for our products and the Government’s ability to terminate its contracts with vendors), loss of key customers, possible asset acquisitions and distributions, supply interruptions, additional financing requirements, loss of key management personnel, our ability to successfully develop new products and services, and the effect of general economic conditions in our markets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the impact of interest rate changes due to its aggregate $4.75 million lines of credit and a term loan through its wholly owned subsidiary, Dan Post Boot Company. As of May 1, 2004, there was no outstanding indebtedness under the lines of credit and $4.2 million was outstanding on the term loan and construction loan. The Company does not buy or sell derivative financial instruments for trading purposes. Borrowings under the Company’s credit facilities described above bear interest at rates based upon the “Prime Rate” or “Prime Rate” less a margin of one-half percent offered by the applicable lender. The Company has not entered into any swap agreements or engaged in any other hedging activities with respect to this variable rate indebtedness. A 10% increase in the interest rates under the Company’s credit facilities would increase annual interest expense by approximately $19,000 (assuming the Company’s aggregate borrowings under the credit facilities averaged $4.0 million during a fiscal year).

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Vice President of Finance, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Vice President of Finance have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during the third quarter of fiscal 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(b)  No reports on Form 8-K were filed during the quarter ended May 1, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McRae Industries, Inc.
(Registrant)

Date: June 14, 2004	By:	/s/ D. Gary McRae

D. Gary McRae
President and CEO
(Principal Executive Officer)

Date: June 14, 2004	By:	/s/ Marvin G. Kiser, Sr.

Marvin G. Kiser, Sr.
Vice President of Finance
(Principal Accounting Officer)