Form 10-K
period 2004-07-31
MCRAE INDUSTRIES INC
filed 2004-10-29
CIK 729284

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

       ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2004

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

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☐      No ☒

The aggregate market value of shares of the Registrant’s $1 par value Class A and Class B Common Stock held by non-affiliates as of January 30, 2004 was approximately $10,888,117 and $1,506,134, respectively. On October 27, 2004, 1,943,543 Class A shares and 824,956 Class B shares of the Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual shareholders meeting to be held on December 16, 2004 are incorporated by reference in Part III.

PART I

ITEM 1. BUSINESS

McRae Industries, Inc., (the “Company”, which may be referred to as “we”, “us” or “our”), is a Delaware corporation organized in 1983 and is the successor to a North Carolina corporation organized in 1959. Our principal lines of business are: manufacturing and selling bar code reading and related printing devices and manufacturing and selling military combat boots, western and work boots. Our office products business was sold in September 2004 and our commercial printing and packaging business was discontinued during fiscal 2001. Additional financial information about these lines of business can be found in Note 14 to the financial statements.

Bar Code Operations

Our bar code unit manufactures and sells bar code reading and printing devices and other items related to optical data collection, including licensing and selling computer software, through Compsee, Inc. (Compsee), a wholly owned subsidiary as of June 2004 and majority owned prior to June 2004. Compsee markets, sells, and services its products directly through sales centers located throughout the United States.

Compsee designs and manufactures QuickReader, QuickLink, Turbowedge stationary bar code readers, and APEX portable bar code scanners. Principal materials used in Compsee’s assembly operations consist of various electrical and electronic components that are readily available from a number of sources. Compsee’s portable bar code scanner equipment includes the APEX II, APEX III, and APEX IV. The APEX II was introduced in fiscal 1996 and the APEX III was introduced in fiscal 2001. The APEX III provides batch and wireless data collection capability. The APEX IV is a more rugged, pistol grip version of the APEX III product. The APEX products have generally been well received in the market and provided 17%, 15%, and 19% of Compsee sales for fiscal 2004, 2003, and 2002, respectively. QuickReader, QuickLink, and Turbowedge bar code readers developed and marketed by Compsee accounted for 10%, 6%, and 9% of Compsee’s net revenues for fiscal 2004, 2003, and 2002, respectively, and for 2%, 2%, and 2% of the Company’s consolidated net revenues from continuing operations during fiscal 2004, 2003, and 2002, respectively. Compsee expects to begin shipment of its new state of the art windows ce.net wireless portable data collector in the second quarter of fiscal 2005. Compsee also purchases and re-sells bar code products to compliment their manufactured product lines. Purchased bar code products for resale accounted for 72%, 73%, and 71% of Compsee’s net revenues for fiscal 2004, 2003, and 2002, respectively.

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

Compsee’s backlog of firm orders for bar code products at July 31, 2004 and August 2, 2003 totaled approximately $326,000 and $564,000, respectively. We expect to fill all of the backlog as of July 31, 2004 during the 2005 fiscal year.

Net revenues derived from this unit in fiscal 2004, 2003, and 2002 were 15%, 18%, and 22% of the Company’s consolidated net revenues from continuing operations, respectively.

Military Combat Boots

Our footwear manufacturing operations include the manufacture and sale of military combat boots. We have manufactured direct molded sole military combat boots for the United States Government (the Government) since 1966.

Whenever the Government determines a need for combat boots, it solicits bid responses from U.S. boot manufacturers. The solicitation process typically includes the evaluation by the Government of written technical and cost proposals. The Government awards contracts on negotiated per pair contract prices based on actual and estimated allowable costs plus a reasonable profit margin. This profit margin is subject to the Government’s determination that the prices are “fair” and “reasonable.” From 1965 to 2002, the basic issue combat boots required vulcanized construction. Now, basic issue combat boots allow and accept a variety of footwear constructions. As a result, as many as 12 bidders have responded to military boot solicitations with awards being made to only two or three manufacturers. All recent Government contracts for vulcanized military boots have been awarded to four manufacturers including us.

On September 30, 2003, the Government notified us that we had been awarded a new contract (the Contract) to produce direct molded sole military combat boots. On September 30, 2004, the Government exercised the first year option, which provides for a minimum and a maximum boot requirement of 276,460 pair and 1,077,552 pair, respectively. The second year option ranges from a minimum of 236,460 pair to a maximum of 852,552 pair.

During the third quarter of fiscal 2004, the U.S. Army changed their Type I and Type II Black Desert hot weather boot specification from a single vulcanized outsole to a three-layer outsole design. This three-layer outsole design can be made with our vulcanizing equipment. Our current contract with the Government was modified to incorporate this new three-layer outsole and we have produced boots that meet the new specifications. We have been advised that the future option quantities against this contract, if they are invoked, will require this new design because this new three-layer outsole construction is well liked and accepted by our troops.

No one company dominates the Government military boot industry. Our major competitors in the direct molded sole vulcanized military boot market include Wellco, Inc., Belleville Shoe Manufacturing Company, and Altama Delta Corporation. Price, quality, manufacturing efficiency, and delivery are the areas we emphasize to strengthen our competitive position. We also sell boots to civilian and other military customers including other countries. Military boot sales under the Government contract were $36.0 million, $15.7 million, and $14.3 million, for fiscal 2004, 2003, and 2002, respectively. Such sales constituted 51%, 29%, and 28% of consolidated net revenues from continuing operations in fiscal 2004, 2003, and 2002, respectively. Sales of military boots to foreign countries were $3.1 million, $5.3 million, and $4.9 million for the past three fiscal years, respectively. For the last three fiscal years, all of our foreign country sales were to Israel.

The Company’s backlog of firm orders for military combat boots at July 31, 2004 and August 2, 2003 totaled approximately $12.9 million and $6.8 million, respectively. We expect to fill all of the backlog as of July 31, 2004 during the 2005 fiscal year.

Net revenues derived from the military combat boot segment in fiscal 2004, 2003, and 2002 were 57%, 41%, and 39%, respectively, of the Company’s consolidated net revenues from continuing operations.

Our contracts with the Government are subject to partial or complete termination under certain specified circumstances including, but not limited to, the following: for the convenience of the Government, for the lack of funding, and for our actual or anticipated failure to perform our contractual obligations. If a contract is partially or completely terminated for its convenience, the Government is required to negotiate a settlement with us to cover costs already incurred. We have never had a contract either partially or completely terminated by the Government.

Leather, synthetic rubber, and the specified rubber Vibram outsoles are the principal material components used in the boot manufacturing process. Pursuant to Government contract requirements for military combat boots, all materials used in manufacturing these boots must be and are produced in the United States and must be certified as conforming to military specifications. The synthetic rubber we use in our military combat boots is available from one domestic supplier, therefore, if this domestic supplier is not able to provide us with synthetic rubber, it would be necessary for us to get an exemption from the Government to purchase this material in the foreign market. There is only one certified domestic supplier that can provide the Vibram rubber outsoles and we are dependent on its ability to supply our needs.

We have a technical assistance agreement with Ro-Search, Inc., a subsidiary of Wellco, Inc., a competitor to whom we pay a fee for each pair of direct molded sole boots we produce.

Western and Work Boots

Dan Post Boot Company (Dan Post), formerly American West, designs, imports, and sells, western and work boots for men, women, and children. Dan Post utilizes seasoned and highly respected independent sales representatives to market and sell its boots nationwide to major retail discount stores, regional specialty chain stores, major western boot distributors, and direct mail catalogs. The boots are marketed primarily under the retailer’s private label and under the “Dan Post”, “Dingo”, and “American West Trading” brands.

The Dingo footwear line provides a “lifestyle” product to supplement our western boot products. The Dan Post brand is a high quality, traditional western product and is well recognized by both retailers and consumers.

In December 2003, our Waverly, Tennessee facility was converted to a military combat boot factory due to the high demand for military production to fight terrorism, and we began importing our western boot products primarily from China, India, Mexico, and Brazil.

During fiscal 2000, we expanded our western boot product line with imported children’s boots we purchased from India and China. With the conversion of the Waverly plant in December 2003, all adult products are imported from Brazil, Mexico, and China. During fiscal 2005, we will continue to import from these countries to maintain higher margins. All of our imported boots are produced by contract manufacturers based on specifications that we provide.

The western and work boot markets are highly competitive. We are not aware of any reliable statistics that would enable us to determine Dan Post’s or its products relative positions within the industry; however, we believe we have established a solid position in the market for all price ranges.

Dan Post manages its manufacturing and inventory according to the seasonality of its business, which tends to have higher sales occurring generally in the fall and winter months. Dan Post contributed $20.2 million, $22.6 million, and $20.15 million of consolidated net revenues from continuing operations for fiscal 2004, 2003, and 2002, respectively.

The backlog of firm orders for western and work boots at July 31, 2004 and August 2, 2003 totaled approximately $2.0 million and $1.2 million, respectively. We expect to fill all of the backlog as of July 31, 2004 during the 2005 fiscal year.

Net revenues derived from the western and work boot segment in fiscal 2004, 2003, and 2002 were 28%, 41%, and 39%, respectively, of the Company’s consolidated net revenues from continuing operations.

Discontinued Operations

In September 2004, our wholly owned subsidiary, McRae Office Solutions, Inc., sold substantially all of its assets to Connected Office Products, Inc., a wholly owned subsidiary of TOPAC U.S.A., Inc., for $11,000,000, subject to adjustment based on the net book value of the acquired assets as of August 28, 2004. As a result, the office products business segment is shown as a disposal of a segment of business. In the first quarter of fiscal 2005, we will recognize a gain of approximately $3.0 million on the sale, subject to purchase price adjustments. Accordingly, the operating results of the office products business segment have been classified as a discontinued operation for all periods presented in the Company’s consolidated financial statements included in this Report.

Other Businesses

The Company’s Financing and Leasing Division manages our short-term investments and marketable securities. This division is also engaged in equipment leasing and the financing of receivables for other businesses and individuals.

Foreign Sales

Our only business that experiences significant foreign sales is the military boot business. Sales of military boots to foreign countries were $3.1 million (7.7%) of total military boot sales), $5.3 million (23.8%), and $4.9 million (24.5%) during fiscal 2004, 2003, and 2002, respectively. For the last three fiscal years, all of our foreign country sales were to Israel.

Other Investment Interests

We own land in North and South Carolina that is being held for investment purposes.

Regulation

We are subject to various laws and regulations concerning environmental matters and employee safety and health. We believe we are operating in substantial compliance with these laws and regulations.

Employment

As of July 31, 2004, we employed approximately 640 persons in all divisions and subsidiaries. None of our employees are represented by collective bargaining or a labor union. We consider our relations with our employees to be good.

Financial Information about Operating Segments

Financial information for the past three fiscal years with respect to our operating segments are incorporated herein by reference to Note 14 to the consolidated financial statements included in this Report.

Research and Development

Research and development costs related to development of future bar code products amounted to $1,452,000, $914,000, and $646,000 for fiscal 2004, 2003, and 2002, respectively.

ITEM 2. PROPERTIES

The following table describes the location, principal use, and approximate size of the principal facilities used in our business. Except for the Tennessee warehouse, which we lease, we own all of these facilities.

Location	Principal Use	Size
400 North Main Street	Corporate headquarters,	71,000 square feet
Mt. Gilead, N.C.	manufacturing, and sales
Highway 109 North	Footwear manufacturing	57,600 square feet
Mt. Gilead, N.C.
2500 Port Malabar Blvd.	Compsee bar code sales office	5,250 square feet
Palm Bay, Florida
Highway 109 North	Footwear warehouse	3,500 square feet
Mt. Gilead, N.C.
Highway 109	Footwear storage	11,200 square feet
Richmond County, N.C.
Highway 24-27	Footwear manufacturing and	60,000 square feet
Troy, N.C.	warehousing
Highway 109 North	Footwear storage	4,800 square feet
Mt. Gilead, N.C.
601 E. Railroad Street	Footwear manufacturing	71,520 square feet
Waverly, TN
5576 Highway 70 West	Footwear warehouse	77,000 square feet
Waverly, TN

In addition to these principal locations, we lease other sales offices throughout the United States.

Under the terms of a lease agreement entered into in connection with the sale of our office products business, we lease a portion of our corporate headquarters facility to Connected Office Products, Inc.

As of July 31, 2004, our Waverly, Tennessee manufacturing facility was encumbered by a deed of trust in favor of The Fidelity Bank to secure a loan in the amount of approximately $3.1 million. This loan was paid in full in September 2004.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Each of our classes of Common Stock is traded on the American Stock Exchange (ticker symbols MRI.A and MRI.B). As of October 27, 2004, there were approximately 377 record holders of Class A Common Stock and approximately 373 record holders of Class B Common Stock. High and low stock prices and dividends declared per share for the last two fiscal years were:

     CLASS A COMMON STOCK:

	Fiscal 2004			Fiscal 2003
			Cash			Cash
	Sales	Price	Dividends	Sales	Price	Dividends
Quarter	High	Low	Declared	High	Low	Declared
First	$9.30	$6.36	$.06	$8.80	$7.02	$.06
Second	11.00	8.85	.06	9.45	7.15	.06
Third	11.75	9.49	.06	8.20	7.20	.06
Fourth	10.30	9.05	.06	7.38	6.07	.06

CLASS B COMMON STOCK:

	Fiscal 2004		Fiscal 2003
	Sales	Price	Sales	Price
Quarter	High	Low	High	Low
First	$8.75	$6.50	$8.90	$6.95
Second	10.75	8.80	9.35	7.50
Third	11.50	9.60	8.05	7.20
Fourth	10.15	9.15	7.15	6.20

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following Selected Consolidated Financial Data of the Company presented below for each of the five years in the period indicated has been derived from our audited and consolidated financial statements as adjusted to reflect the office products business as a discontinued operation. The Selected Consolidated Financial Data should be read in conjunction with the Consolidated Financial Statements and Notes thereto, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations”, and the other financial data included elsewhere herein.

	(In thousands, except for per share data)
Fiscal Years Ended	7-31-04	8-2-03	8-3-02	7-28-01	7-29-00
Income Statement Data:
Net revenues	$70,496	$54,501	$50,745	$38,505	$36,463
Net earnings from continuing operations	3,740	2,447	2,179	830	958
Net (loss) earnings from discontinued operations	(197)	30	406	(1,527)	399
Net earnings (loss)	3,543	2,477	2,585	(697)	1,357
Net earnings from continuing operations percommon share:	1.35	0.88	0.79	0.30	0.35

Balance Sheet Data:
Total assets	$50,165	$46,149	$41,929	$38,977	$42,697
Long-term liabilities	3,082	3,307	3,900	4,598	5,057
Working capital	29,328	27,377	23,829	21,202	22,520
Shareholders’ equity	34,682	31,602	29,581	27,371	28,589
Weighted average number of common shares outstanding(a)	2,768,499	2,768,499	2,768,499	2,768,499	2,768,499
Cash dividends declared per common share(b)	$0.24	$0.24	$0.21	$0.28	$0.36

(a)	Includes both Class A and Class B Common Stock

(b)	Dividends were paid only on Class A Common Stock

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

Our timely preparation of financial reports and related disclosures requires us to use estimates and assumptions that may cause actual results to be materially different from our estimated results. Specifically, we use estimates when accounting for depreciation, amortization, cost per copy contract contingencies, useful lives for intangible assets, and asset valuation allowances (including those for bad debts, inventory, and deferred income tax asset valuation allowances). Our most critical accounting policies include the following:

Contract Contingencies

Our office products business, which we sold in September 2004, leased equipment (usually for a sixty-month period) to countywide education systems and sold the lease to third party leasing companies. Under this program the school system was billed on a monthly, quarterly or annual basis at a specified rate for each copy they make. The cost per copy charged to the school system was designed to cover the equipment cost, supplies (except for paper and staples), service, and a finance charge. Prior to the sale of the office products business, on a quarterly basis, on a program-by-program basis, we projected an expected outcome over the life of the program. We used historical copy usage to predict the number of copies to be made over the remaining life of the program. We adjusted this estimate of the number of expected future copies based on known factors that would influence copy rates in each program. We used historical service and supply costs incurred on each program to estimate future service and supply costs on a per copy basis. We adjusted these estimated costs for known factors that would impact service and supplies in the future. We also estimated any other costs expected to be incurred such as depreciation on rental equipment. On programs where the sum of the estimated future costs exceeded the expected future revenue, we recognized a provision for 100% of the expected losses for these programs.

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

Revenue Recognition

We recognize revenue under our current boot contract when the boots are inspected and accepted by the Government’s Quality Assurance Representative (QAR), thereby transferring ownership to the Government. Pursuant to the contract, the boots become “Government-owned property” after inspection and acceptance by the QAR. The boots are transferred and stored in our warehouse, which is a designated storage facility approved by the Government, and accounted for as “bill and hold” sales in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements.”

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

DESCRIPTION OF BUSINESS SEGMENTS

We have three primary business units: our bar code unit operates under the name Compsee, Inc. (Compsee); our military boot unit operates under the name McRae Footwear and our western and work boot unit operates under the name Dan Post Boot Company (Dan Post), formerly American West Trading Company. Our office products business, which we sold in September 2004 to Connected Office Products, Inc. operated under the name McRae Office Solutions, Inc. We also operate other smaller businesses.

A summary of net revenues; gross profits; selling, general and administrative expenses; and operating profits (loss) of our major business units for fiscal years 2002 through 2004 is presented in the following table. Certain reclassifications have been made to the prior year amounts to conform with the current year presentation.

	Fiscal Year			Percent change
	2004	2003	2002	over prior period		Fiscal Year
	(In thousands)			2004	2003	2004	2003	2002
Net Revenues						Percent of Net Revenues
Bar Code	$10,875	$9,776	$11,034	11.2	(11.4)	15	18	22
Military Boots	40,104	22,272	20,030	80.0	11.2	57	41	39
Western/Work Boots	20,169	22,618	20,153	(10.8)	12.2	28	41	39
Eliminations/Other	(652)	(165)	(472)	NM	NM	0	0	0

Consolidated	$70,496	$54,501	$50,745	29.3	7.4	100	100	100
Gross Profit						Gross Profit Percentage
Bar Code	$3,244	$2,619	$3,124	23.9	(16.2)	30	27	28
Military Boots	7,562	4,772	5,517	58.5	(13.5)	19	21	28
Western/Work Boots	4,961	5,743	4,911	(13.6)	16.9	25	25	25
Eliminations/Other	166	285	3	NM	NM	0	0	0

Consolidated	$15,933	$13,419	$13,555	18.7	(1.0)	23	25	27
Selling, General and Administrative Expenses						Percentage of Net Revenues
Bar Code	$4,341	$4,155	$4,971	4.5	(16.4)	40	43	45
Military Boots	1,569	997	800	57.4	24.6	4	4	4
Western/Work Boots	4,612	4,550	3,912	1.4	16.3	23	20	20
Eliminations/Other	194	156	7	NM	NM	0	0	0

Consolidated	$10,716	$9,858	$9,690	8.7	1.7	15	18	19
Operating Profit (Loss)						Percentage of Net Revenues
Bar Code	$(1,097)	$(1,536)	$(1,847)	28.5	16.8	(10)	(16)	(17)
Military Boots	5,993	3,775	4,717	58.8	(20.0)	15	17	24
Western/Work Boots	349	1,193	999	(70.8)	19.4	2	5	5
Eliminations/Other	(28)	129	(4)	NM	NM	0	0	0

Consolidated	$5,217	$3,561	$3,865	46.5	(7.8)	8	7	8

CONSOLIDATED RESULTS OF CONTINUING OPERATIONS, FISCAL 2004 COMPARED TO FISCAL 2003

Consolidated net revenues from continuing operations totaled $70.5 million for fiscal 2004 as compared to $54.5 million for fiscal 2003. This 29% increase in consolidated net revenues from continuing operations was primarily attributable to significant demand for military combat boots by the U.S. Government (Government) to support our troops engaged in the fight against terrorism throughout the world. Weak demand for western and work boots partially offset this surge in net revenues as net revenues for this business declined by approximately $2.4 million over the results posted for fiscal 2003.

Consolidated gross profit from continuing operations for fiscal 2004 amounted to $15.9 million, up 19% from $13.4 for fiscal 2003. This growth in gross profit was primarily the result of increased net revenues. As a percentage of net revenues, gross profit decreased from 25% for fiscal 2003 to 23% for fiscal 2004 primarily attributable to lower margins in the military boot business, which accounted for approximately 57% of the overall sales mix.

Consolidated selling, general and administrative (SG&A), and research and development (R&D) expenses from continuing operations were $10.7 million for fiscal 2004 as compared to $9.9 million for fiscal 2003. The increase in SG&A expenses was primarily the result of higher expenditures for R&D, group health insurance, professional fees, marketing activities and bad debt charges, which were partially offset by decreased expenditures for sales related compensation, travel, and office rentals. As a percentage of net revenues, SG&A expenses decreased from 18% for fiscal 2003 to 15% for fiscal 2004.

As a result of the above, fiscal 2004 operating profit from continuing operations totaled $5.2 million as compared to $3.6 million for fiscal 2003.

BAR CODE UNIT RESULTS OF OPERATIONS, FISCAL 2004 COMPARED TO FISCAL 2003

Compsee is a manufacturer and distributor of bar code reading and printing devices, other peripheral equipment, and supplies related to optical data collection. Compsee markets, sells, and services its products primarily through sales centers located throughout the United States. Compsee continues to explore new markets throughout the United States and other parts of the world.

Net revenues for the bar code business increased from $9.8 million for fiscal 2003 to $10.9 million for fiscal 2004 primarily as a result of improvement in the market for bar code products. We expect revenues to continue to grow in fiscal 2005 with continued improvement in the bar code market and the introduction of a new bar code product in the second quarter of fiscal 2005.

Gross profit for the bar code business grew from $2.6 million for fiscal 2003 to $3.2 million for fiscal 2004 as a result of increased sales and improved profit margin. Gross profit as a percentage of net revenues was 30% for fiscal 2004 as compared to 27% for fiscal 2003. This improvement in gross profit percentage was primarily the result of increased sales of higher margin manufactured products in the overall bar code sales mix.

SG&A and R&D expenditures amounted to $4.3 million for fiscal 2004 as compared to $4.2 million for fiscal 2003. R&D costs were up approximately $500,000 as efforts to complete development of the new bar code product intensified. SG&A expenses for sales salaries and commissions, marketing activities, travel costs, postage, and depreciation were lower as a result of effective cost containment measures.

As a result of the above, the bar code business operating loss fell from $1.5 million for fiscal 2003 to $1.1 million for fiscal 2004.

MILITARY BOOT UNIT RESULTS OF OPERATIONS, FISCAL 2004 COMPARED TO FISCAL 2003

Our military boot unit manufactures and distributes military combat boots primarily to the U.S. Government (the Government), foreign governments, and selected commercial surplus outlets.

Net revenues for the military boot business for fiscal 2004 totaled $40.1 million as compared to $22.3 million for fiscal 2003. This growth in net revenues was the result of significantly increased demand for military combat boots by the Government. Military boot sales to the Government were $36.0 million for fiscal 2004 as compared to $15.7 million for fiscal 2003. The increase in net revenues for fiscal 2004 was partially offset by reduced foreign and commercial military boot sales.

Gross profit grew from $4.8 million for fiscal 2003 to $7.6 million for fiscal 2004 primarily due to the increase in net revenues. In August 2004, the Government approved an economic price adjustment for increased material costs based on a change in cost estimates from a contract in prior years, which contributed approximately $490,000 to the increase in gross profit. As a percentage of net revenues, gross profit fell from 21% for fiscal 2003 to 19% for fiscal 2004. This decline in gross profit percentage was primarily the result of lower per unit selling prices and higher per unit manufacturing costs associated with training new production workers, higher subcontract costs, and difficulties encountered in producing multiple boot constructions.

SG&A expenses for fiscal 2004 amounted to $1.6 million as compared to $1.0 million for fiscal 2003. This increase in SG&A expenses was primarily the result of higher group health insurance costs, professional fees, and employee benefit expenses.

As a result of the above, operating profit for fiscal 2004 totaled $6.0 million as compared to $3.8 million for fiscal 2003.

On September 30, 2003, the Government notified us that we had been awarded a new contract (the Contract) to produce direct molded sole military combat boots. On September 30, 2004, the Government exercised the first year option, which provides for a minimum and a maximum boot requirement of 276,460 pair and 1,077,552 pair, respectively. The second year option ranges from a minimum of 236,460 pair to a maximum of 852,552 pair.

During the third quarter of fiscal 2004, the U.S. Army changed its Type I and Type II Black Desert hot weather boot specification from a single vulcanized outsole to a three-layer outsole design. This three-layer outsole design can be made with our vulcanizing equipment. Our current contract with the Government was modified to incorporate this new three-layer outsole and we have produced boots that meet the new specifications. We have been advised that the future option quantities against this contract, if they are invoked, will require this new design because this new three-layer outsole construction is well liked and accepted by our troops.

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

WESTERN AND WORK BOOT UNIT RESULTS OF OPERATIONS, FISCAL 2004 COMPARED TO FISCAL 2003

Our western and work boot business imports and sells various boot styles for men, women, and children for dress and casual wear.

Net revenues for the western and work boot business totaled $20.2 million for fiscal 2004 as compared to $22.6 million for fiscal 2003. This decrease in net revenues resulted primarily from a soft market for western and work boots, partially offset by military boot sales to our military boot unit, which amounted to approximately $836,000 for fiscal 2004 as compared to $563,000 for fiscal 2003.

Gross profit for fiscal 2004 amounted to $5.0 million as compared to $5.7 million for fiscal 2003. This decrease in gross profit resulted primarily from the decline in net revenues. Gross profit as a percentage of net revenues held steady at 25% for both fiscal 2004 and 2003. Manufacturing inefficiencies associated with military boot production for the first six months of fiscal 2004 and inventory write-offs related to discontinuing western boot manufacturing were offset by higher margins on imported western and work boot products.

SG&A expenses were $4.6 million for both fiscal 2004 and 2003. Higher bad debt expenses for fiscal 2004 were offset by lower expenditures for sales commissions, travel, and advertising.

As a result of the above, operating profit totaled $349,000 for fiscal 2004 as compared to $1.2 million for fiscal 2003.

DISCONTINUED OPERATIONS, FISCAL 2004 COMPARED TO FISCAL 2003

McRae Office Solutions distributed Toshiba photocopiers, Toshiba facsimile machines, RISO digital printing equipment, OKI color copiers and printers and provided related service and supplies for these products throughout North Carolina and parts of Virginia and South Carolina.

We sold our office products business in September 2004. As a result, the office products business segment is shown as a disposal of a segment of business. Accordingly, the operating results of the office products business segment have been classified as a discontinued operation for all periods presented in the Company’s consolidated financial statements included in this Report.

Net revenues for the discontinued office products business amounted to $23.9 million for fiscal 2004 as compared to $22.5 million for fiscal 2003. The increase was primarily due to the higher service and supply revenues related to the growth of machines in service.

Gross profit totaled approximately $6.0 million for both fiscal 2004 and 2003. As a percentage of net revenues, gross profit declined from 26.7% for fiscal 2003 to 25.1% for fiscal 2004 primarily attributable to lower commercial sales that normally have higher margins and decreased seasonal school billings.

SG&A expenses were $6.1 million for fiscal 2004 as compared to $5.8 million for fiscal 2003 as a result of increased costs for sales and administrative salaries, professional fees and group health insurance, which were partially offset by reduced costs for advertising, equipment rental, property taxes, and bad debt.

As a result of the above, the operating loss for fiscal 2004 amounted to $111,000 as compared to an operating profit of $231,000 for fiscal 2003.

CONSOLIDATED RESULTS OF CONTINUING OPERATIONS, FISCAL 2003 COMPARED TO FISCAL 2002

Consolidated net revenues from continuing operations for fiscal 2003 reached $54.5 million, up 7.4% from $50.7 million for fiscal 2002. This growth in consolidated net revenues was the result of significantly higher requirements for military boots by the U.S. Government (the Government) and increased sales of our branded western boot products. Lower net revenues in the bar code business partially offset the net revenue increase of the footwear businesses.

Consolidated gross profit from continuing operations for fiscal 2003 amounted to $13.4 million as compared to $13.6 million for fiscal 2002. Gross profit as a percentage of net revenues decreased from 27% for fiscal 2002 to 25% for fiscal 2003. These declines in consolidated gross profit were primarily the result of lower product sales prices, higher per unit manufacturing costs, changing product sales mixes, and depressed market conditions.

Consolidated selling, general and administrative (SG&A) expenses from continuing operations were approximately $9.9 million for fiscal 2003, an increase of 1.7% over the $9.7 million reported for fiscal 2002. The additional SG&A costs were primarily attributable to increased research and development costs, advertising and marketing expenditures, group health insurance costs, and professional fees.

As a result of the lower gross profit and higher SG&A costs, consolidated operating profit from continuing operations fell from $3.9 million for fiscal 2002 to $3.6 million for fiscal 2003.

BAR CODE UNIT RESULTS OF OPERATIONS, FISCAL 2003 COMPARED TO FISCAL 2002

Net revenues for the bar code business fell nearly 11.4%, down from $11.0 million for fiscal 2002 to $9.8 million for fiscal 2003. This decline in net revenues was primarily the result of competitive pressures in a depressed bar code market, the maturation of the Apex II and III manufactured products, and the delay in getting the Apex IV product to market.

Gross profit for fiscal 2003 amounted to $2.6 million as compared to $3.1 million for fiscal 2002. Gross profit as a percentage of net revenues dropped from 28% for fiscal 2002 to 27% for fiscal 2003. This decrease in gross profit was primarily attributable to lower net revenues and a reduced proportion of higher margin manufactured products in the sales mix.

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

MILITARY BOOT UNIT RESULTS OF OPERATIONS, FISCAL 2003 COMPARED TO FISCAL 2002

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

WESTERN AND WORK BOOT UNIT RESULTS OF OPERATIONS, FISCAL 2003 COMPARED TO FISCAL 2002

Net revenues for fiscal 2003 increased 12.2%, up from $20.15 million for fiscal 2002 to $22.6 million for fiscal 2003. This increase was primarily attributable to strong demand for our Dan Post and Dingo branded products.

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

DISCONTINUED OPERATIONS, FISCAL 2003 COMPARED TO FISCAL 2002

Discontinued operations net revenues for fiscal 2003 were $22.5 million, a decline from $24.7 million for fiscal 2002. Net revenue decreased as a result of lower sales to county-wide educational systems, partly as a result of our focus on improving service to existing customers.

Gross profit amounted to $6.0 million for fiscal 2003 as compared to $6.3 million for fiscal 2002. As a percentage of net revenues, gross profit increased from 25% for fiscal 2002 to 27% for fiscal 2003. The decrease in gross profit dollars as a result of lower net revenues was partially offset by increased contributions of higher margin commercial and state contract sales.

SG&A expenses for fiscal 2003 amounted to $5.8 million, up 3.8% from $5.6 million for fiscal 2002. This increase in SG&A expenses was primarily the result of higher sales salaries and commissions, advertising costs, property taxes, group health insurance, and professional fees. These expenses were partially offset by reduced research and development costs.

As a result of the above, the operating profit decreased from $629,000 for fiscal 2002 to $231,000 for fiscal 2003.

FINANCIAL CONDITION AND LIQUIDITY

We measure our liquidity by our ability to generate cash to fund our operations, investment activities, and financing requirements. Our liquidity position is sensitive to and dependent on cash generated from operations, the level of capital expenditures, reductions in debt, payment of quarterly dividends, and our access to bank financing arrangements.

At July 31, 2004, cash and cash equivalents amounted to approximately $2.5 million. Working capital equaled $29.3 million and the current ratio, defined as current assets divided by current liabilities, was 3.4 to 1. Under the terms of the Asset Purchase Agreement pursuant to which we sold our office products business in September 2004, we received $9.9 million on September 9, 2004 and will receive the remainder of the purchase price, subject to adjustments based on the net book value of the acquired assets as of August 28, 2004 and any indemnification claims made by the purchaser, in September 2005. We expect the proceeds from the sale to provide a total of approximately $7.0 million of cash after income taxes. In September 2004, we used approximately $3.1 million to pay off the long-term note related to our western and work boot business.

We have two lines of credit with a bank totaling $4.75 million, all of which was available at July 31, 2004. One credit line totaling $1.75 million (which is restricted to one hundred percent of the outstanding accounts receivable due from the U.S. Government) expires in January 2005. The other credit line totaling $3.0 million expires in November 2004. We believe that current cash and cash equivalents ($2.5 million at July 31, 2004), cash generated from operations and the sale of our office products business, and the available lines of credit will be sufficient to meet our capital requirements for fiscal 2005. We expect to use the proceeds from the sale of the office products business to reduce debt, expand and retool our military and western boot businesses, and provide capital support for our bar code business research and development efforts.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet financing arrangements.

CONTRACTUAL OBLIGATIONS

The table below details by fiscal year maturity dates our contractual commitments as of July 31, 2004 (amounts in thousands):

Commitment	2005	2006	2007	2008	2009	Thereafter
Bank loans	$3,172	62	$64	$66	$251	$88
Operating leases	98	8	4	0	0	0

Total	$3,270	$70	$68	$66	$251	$88

     Selected cash flow data is presented below (in thousands):

	For Years Ended
Source (Use) of Cash	July 31, 2004	August 2, 2003
Operating activities
Net earnings adjusted for depreciation and amortization	$4,270	$3,061
Accounts receivable	(3,564)	(583)
Inventories	(2,823)	(1,306)
Net cash provided by operating activities	281	1,195
Investing activities
Sale of property	142	377
Capital expenditures	(1,370)	(249)
Financing activities
Proceeds from bank loan	401	—
Principal repayment of long-term debt	(582)	(542)
Dividends paid	(463)	(456)

Net cash provided by operating activities during fiscal 2004 totaled approximately $281,000. Net earnings plus depreciation contributed a positive cash flow of approximately $4.3 million. The trade accounts receivable balance increased by almost $3.6 million, which was primarily attributable to expanded sales of military combat boots to the Government, to the timing of higher fourth quarter sales in the bar code business, and to state and federal income tax refunds. Inventory balances increased by approximately $2.8 million as a result of increased demand for military boots, which was offset partially by lower bar code and western boot inventories.

Capital expenditures for fiscal 2004 amounted to approximately $1.4 million primarily for footwear and bar code manufacturing equipment, computer equipment upgrades, and a 25,000 square foot addition to our military boot warehouse.

Our financing activities in fiscal 2004 used approximately $1.0 million of cash to pay dividends and reduce our debt. In addition, during fiscal 2004 we borrowed $401,000 to finance the expansion of our military boot warehouse.

INFLATION

Management does not believe inflation has had a material impact on sales or operating results for the periods covered in this discussion.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

There were no accounting standards issued for fiscal 2004 that were applicable to us.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes related to the aggregate $4.75 million lines of credit and a term loan through our military boot business (the term loan through our wholly owned subsidiary, Dan Post Boot Company was paid off in September 2004). As of July 31, 2004, there was no outstanding indebtedness under the lines of credit and approximately $400,000 was outstanding on the term loan. We do not buy or sell derivative financial instruments for trading purposes. Borrowings under these credit facilities described above bear interest at rates based upon the “Prime Rate” or the “Prime Rate” less a margin of one-half percent offered by the applicable lender. We have not entered into any swap agreements or engaged in any other hedging activities with respect to this variable rate indebtedness. A 10% increase in the interest rates under these credit facilities would increase annual interest expense by approximately $2,000 (assuming that our aggregate borrowings under the credit facilities averaged $395,000 during a fiscal year).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents are filed as part of this report:

1. Report of Independent Registered Public Accounting Firm	20
2. McRae Industries, Inc. and Subsidiaries Consolidated Financial Statements:
Consolidated Balance Sheets as of July 31, 2004 and August 2, 2003.	21-22
Consolidated Statements of Operations for the Years Ended July 31, 2004 August 2, 2003, and August 3, 2002.	23
Consolidated Statements of Shareholders’ Equity for the Years Ended July 31, 2004, August 2, 2003, and August 3, 2002.	24
Consolidated Statements of Cash Flows for the Years Ended July 31, 2004, August 2, 2003, and August 3, 2002.	25
Notes to Consolidated Financial Statements.	26-38
3. Financial Statement Schedule:
Schedule II	39

Schedules other than those listed above have been omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
McRae Industries, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of McRae Industries, Inc. (a Delaware corporation) and Subsidiaries as of July 31, 2004 and August 2, 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended July 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of McRae Industries, Inc. and Subsidiaries as of July 31, 2004 and August 2, 2003, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II for each of the three years in the period ended July 31, 2004. In our opinion, this schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information therein.

/s/ Grant Thornton LLP

Charlotte, North Carolina
October 26, 2004

CONSOLIDATED BALANCE SHEETS
McRae Industries, Inc. and Subsidiaries

	(In thousands)
	July 31,	August 2,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$2,463	$3,835
Accounts receivable, less allowances for doubtful accounts of $339,000 and $431,000, respectively	11,245	8,116
Notes receivable, current portion
Employees	0	2
Other	25	56
Inventories	15,739	12,917
Income tax receivable	364	283
Prepaid expenses and other current assets	271	211
Assets held for sale from discontinued operations	11,622	13,109

Total current assets	41,729	38,529

Property and equipment, net	3,342	2,523

Other assets:
Notes receivable, net of current portion
Employees	0	2
Other	36	69
Real estate held for investment	1,422	1,390
Goodwill	362	362
Cash surrender value life insurance	2,220	2,220
Trademarks	1,049	1,049
Other	5	5

Total other assets	5,094	5,097

Total assets	$50,165	$46,149

See notes to consolidated financial statements

CONSOLIDATED BALANCE SHEETS
McRae Industries, Inc. and Subsidiaries

	(In thousands)
	July 31,	August 2,
	2004	2003
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable, banks	$621	$577
Accounts payable	4,672	2,580
Accrued employee benefits	607	427
Accrued payroll and payroll taxes	865	903
Liabilities held for sale from discontinued operations	4,587	5,640
Other	1,049	1,025

Total current liabilities	12,401	11,152

Notes payable, banks, net of current portion	3,082	3,307

Minority interest	0	88

Shareholders’ equity:
Common stock:
Class A, $1 par value; authorized 5,000,000 shares; issued and outstanding, 1,943,543 and 1,914,972 shares, respectively	1,943	1,915
Class B, $1 par value; authorized 2,500,000 shares; issued and outstanding, 824,956 and 853,527 shares, respectively	825	853
Additional paid-in capital	791	791
Retained earnings	31,123	28,043

Total shareholders’ equity	34,682	31,602

Total liabilities and shareholders’ equity	$50,165	$46,149

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS
McRae Industries, Inc. and Subsidiaries

	(In thousands, except for per share data)
	July 31,	August 2,	August 3,
For the Years Ended	2004	2003	2002
Net revenues	$70,496	$54,501	$50,745
Cost of revenues	54,563	41,082	37,190

Gross profit	15,933	13,419	13,555
Selling, general and administrative expenses	10,716	9,858	9,690

Operating profit from continuing operations	5,217	3,561	3,865
Other income, net	329	604	24
Interest expense	(144)	(175)	(239)

Earnings from continuing operations before income taxes and minority interest	5,402	3,990	3,650
Provision for income taxes	1,664	1,552	1,482
Minority interest	2	9	11

Net earnings from continuing operations	3,740	2,447	2,179
Discontinued operations:
Earnings (loss) from discontinued operations, net of income tax (benefit) provision of $(72,000), $88,000, and $211,000 for 2004, 2003, and 2002.	(197)	30	406

Net earnings	$3,543	$2,477	$2,585

Earnings per common share:
Earnings from continuing operations	$1.35	$.88	$.79
Earnings (loss) from discontinued operations	(.07)	.01	.14

Net earnings	$1.28	$.89	$.93

Weighted average number of common shares outstanding	2,768,499	2,768,499	2,768,499

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
McRae Industries, Inc. and Subsidiaries

	(Dollars in thousands)
	Common Stock, $1 Par value
	Class A		Class B		Additional	Retained
	Shares	Amount	Shares	Amount	Paid-in Capital	Earnings
Balance, July 28, 2001	1,861,817	$1,862	906,682	$907	$791	$23,811
Conversion of Class B to Class A stock	17,255	17	(17,255)	(18)
Cash Dividend ($.20 per Class A common stock)						(374)
Net loss						2,585

Balance, August 3, 2002	1,879,072	1,879	889,427	889	791	26,022
Conversion of Class B to Class A stock	35,900	36	(35,900)	(36)
Cash Dividend ($.24 per Class A common stock)						(456)
Net earnings						2,477

Balance, August 2, 2003	1,914,972	1,915	853,527	853	791	28,043
Conversion of Class B to Class A stock	28,571	28	(28,571)	(28)
Cash Dividend ($.24 per Class A common stock)						(463)
Net earnings						3,543

Balance, July 31,2004	1,943,543	$1,943	824,956	$825	$791	$31,123

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
McRae Industries, Inc. and Subsidiaries

	(In thousands)
	July 31,	August 2,	August 3,
For the Years Ended	2004	2003	2002
Cash Flows from Operating Activities:
Net earnings from continuing operations	3,740	2,447	2,179
Adjustments to reconcile net earnings from continuing operations to net cash provided by operating activities:
Depreciation and amortization	530	614	961
Minority shareholder’s interest in earnings (loss) of subsidiary	(2)	(9)	(11)
Loss (gain) on sale of assets	(73)	(326)	122
Changes in operating assets and liabilities:
Accounts receivable	(3,564)	(583)	(3,459)
Inventories	(2,823)	(1,306)	(2,454)
Prepaid expenses and other current assets	(139)	72	(51)
Accounts payable	2,093	273	780
Accrued employee benefits	181	(48)	235
Deferred revenues	—	—	(2)
Accrued payroll and payroll taxes	(38)	160	170
Income taxes	353	(57)	627
Other	23	(42)	246

Net cash provided by (used in) operating activities	281	1,195	(657)

Cash Flows from Investing Activities:
Proceeds from sale of property	142	377	106
Proceeds from sale of short term investments	—	18	—
Purchase of other assets	—	(150)	(342)
Purchase of trademarks	—	—	(800)
Purchase of minority interest	(85)	—	—
Capital expenditures	(1,370)	(249)	(552)
Collections on notes receivable	68	73	95

Net cash (used in) provided by investing activities	(1,245)	69	(1,493)

Cash Flows from Financing Activities:
Proceeds from bank loan	401	—	—
Principal repayments of long-term debt	(582)	(542)	(579)
Dividends paid	(463)	(456)	(374)

Net cash used in financing activities	(644)	(998)	(953)

Net cash provided by (used in) discontinued operations	236	(26)	2,136
Net (Decrease) Increase in Cash and Cash Equivalents	(1,372)	240	(967)
Cash and Cash Equivalents at Beginning of Year	3,835	3,595	4,562

Cash and Cash Equivalents at End of Year	$2,463	$3,835	$3,595

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
McRae Industries, Inc. and Subsidiaries
For the Years Ended July 31, 2004, August 2, 2003, and August 3, 2002.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. Minority interest represents the minority shareholder’s proportionate share of the equity of a majority-owned subsidiary. Significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The timely preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates. Significant estimates expected to change in the near term include the allowance for contract contingencies. The economic price adjustment related to our military combat boot contract is subject to certain price variations for leather.

The Company estimated the economic price adjustment to be received from the Government for changes in leather prices under an expired military boot contract. The estimate was based on the Company’s interpretation of the contract provisions. Based on the Government’s interpretation of the contract provisions, the Company was notified it will receive approximately $490,000 in excess of its estimate.

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

Inventories

Inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method for military boots and using the first-in, first-out (FIFO) method for all other inventories.

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

The Government unilaterally modified the Company’s current boot contract to require a bill and hold procedure on June 1, 2001. Under bill and hold, the Government issues a specific boot production order which, when completed and ready for shipment, is inspected and accepted by the Quality Assurance Representative (QAR), thereby transferring ownership to the Government. Under this contract modification, after inspection and acceptance by the QAR, the boots become “Government-owned property”. Also, after QAR inspection and acceptance, the Company invoices and receives payment from the Government, and warehouses and distributes the related boots against Government-issued requisition orders, which the Company receives five days per week. Government-owned boots stored in the Company’s warehouse are complete, including packaging and labeling. The bill and hold procedure requires physical segregation and specific identification of Government-owned boots and, because they are owned by the Government, the Company cannot use them to fill any other customers’ order. The Company has certain custodial responsibilities for these boots, including loss or damage, which the Company insures. The related insurance policies specifically provide that loss payment on finished stock and sold personal property completed and awaiting delivery is based on the Company’s selling price. At the end of the Contract term all remaining inventory is sent to the Government. In accordance with guidance issued under Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements”, revenues from bill and hold transactions are recognized at the time of acceptance by the QAR.

All other sales of the Company are recognized as revenues when title passes to the buyer.

Intangible Assets

As of August 3, 2002, Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, was adopted. Under SFAS No. 142, goodwill is no longer amortized but is tested for impairment using a fair value approach at the “reporting unit” level. A reporting unit is the operating segment, or a business one level below that operating segment (the “component” level) if discrete financial information is prepared and regularly reviewed by management at the component level. An impairment charge is recognized for any amount by which the carrying amount of a reporting unit’s goodwill exceeds its fair value. Discounted cash flows are used to establish fair values. Intangible assets with indefinite lives are tested for impairment and written down to fair value as required.

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

Earnings Per Share

Earnings per share are based on the weighted average number of shares of common stock outstanding during the year. The Company had no common stock equivalents issued or outstanding for the three-year period ended July 31, 2004.

Recently Issued Accounting Standards

There were no accounting standards issued for fiscal 2004 that were applicable to us.

Research and Development

Research and development costs related to future products are expensed in the year incurred and are included in SG&A expenses. Research and development expenses for fiscal 2004, 2003, and 2002 were $1,452,000, $914,000, and $646,000, respectively.

Advertising

The Company expenses advertising costs when incurred. Advertising expense amounted to $244,000, $259,000, and $482,000 for fiscal 2004, 2003, and 2002, respectively.

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

2. INVENTORIES

Current costs exceed the LIFO value of inventories by approximately $629,000 and $765,000 at July 31, 2004 and August 2 2003, respectively. Year-end inventories valued under the LIFO method were $6,679,000 and $2,741,000 at July 31, 2004 and August 2, 2003, respectively. For fiscal 2004, lower FIFO pricing and higher inventory levels decreased the LIFO reserve, which increased net earnings by approximately $93,000 as compared to an $8,000 reduction in net earnings for fiscal 2003. The components of inventory at each year-end are as follows:

	(In thousands)
	Fiscal Year End
	2004	2003
Raw materials	$4,722	$3,293
Work-in-process	2,467	1,081
Finished goods	8,550	8,543

	$15,739	$12,917

3. PROPERTY AND EQUIPMENT

	(In thousands)
	Fiscal Year End
	2004	2003
Land and improvements	$679	$665
Buildings	4,297	3,787
Machinery and equipment	4,159	4,642
Furniture and fixtures	1,638	1,555

	10,773	10,649
Less: Accumulated depreciation	7,431	8,126

	$3,342	$2,523

Depreciation expense for fiscal 2004, 2003, and 2002 was $530,000, $614,000, and $654,000, respectively. Amortization expense for fiscal 2002 amounted to $307,000.

4. NOTES PAYABLE AND LINES OF CREDIT

NOTES PAYABLE:

	(In thousands)
	Fiscal Year End
	July 31, 2004	August 2, 2003
Note payable, bank, due in monthly installments of $56,477 including interest at the prime rate less 0.5% (3.75% as of July 31, 2004) through July, 2011. All inventory, accounts receivable and property and equipment of the Company’s Dan Post subsidiary are pledged as collateral.	$3,114	3,672
Note payable, State of Tennessee, due March 2013. Note is payable in 60 monthly installments of $1,930 including interest at 1.5%, then 60 monthly installments of $2,073 including interest at 2.5% and then 120 monthly installments of $2,175 including interest at 3.5%. Land, buildings and building improvements of the Company’s Dan Post subsidiary, are pledged as collateral.	193	212
Note payable, bank, due in 59 monthly installments of $4,460 including interest at the prime rate less 0.5% (3.75% as of July 31, 2004) commencing on July 2, 2004 and 1 final payment of all unpaid principal and interest due on June 2, 2009. The warehouse building property is pledged as collateral.	396	—

	3,703	3,884
Less: Current portion	621	577

	$3,082	$3,307

In September 2004, we paid off the $3.1 million note payable. Annual maturities of long-term debt are as follows (in thousands):

Fiscal Year End:
2005	$3,172
2006	62
2007	64
2008	66
2009	251
thereafter	88

$3,703

LINES OF CREDIT:

The Company has an unsecured $3,000,000 revolving line of credit with a bank. The Company had no outstanding borrowings under the line of credit as of July 31, 2004 or August 2, 2003. This line of credit provides for interest on outstanding balances to be payable monthly at the prime rate less 0.5%. This line of credit expires in November 2004 and is secured by the inventory and accounts receivable of the Company’s Dan Post subsidiary.

The Company has an additional $1,750,000 line of credit with a bank. This line is restricted to

100% of the outstanding accounts receivable due from the U.S. Government. There were no outstanding borrowings under this line of credit as of July 31, 2004 and August 2, 2003. The line of credit expires in January 2005 and provides for interest on outstanding balances to be payable monthly at the prime rate.

Cash paid for interest during fiscal years 2004, 2003, and 2002 was approximately $144,000, $186,000, and $246,000, respectively.

5. EMPLOYEE BENEFIT PLANS

The Company’s employee benefit program consists of an employee stock ownership plan, a 401-K retirement plan, a cash bonus program, incentive awards, and other specified employee benefits as approved by the Board of Directors. At its sole discretion, the Board of Directors determines the amount and the timing of payment for benefits under these plans.

The employee stock ownership plan (ESOP) covers substantially all employees. Its principal investments include shares of Class A Common Stock and Class B Common Stock of the Company and collective funds consisting of short-term cash, fixed-income, and equity investments. There have been no contributions to the ESOP in fiscal years 2004, 2003, or 2002.

The Company has a 401-K retirement plan, which covers substantially all employees. Employees can contribute up to 25% of their salary. At its sole discretion, the Board of Directors determines the amount and timing of any Company matching contribution. The Company’s contribution was $152,000, $131,000, and $128,000 for the fiscal years ended July 31, 2004, August 2, 2003, and August 3, 2002, respectively.

Employee benefit program expense amounted to $547,000, $359,000, and $350,000 in 2004, 2003, and 2002, respectively.

6. INCOME TAXES

Significant components of the provision for income taxes are as follows (in thousands):

	2004	2003	2002
Current expense (benefit)
Federal	$1,283	$1,399	$1,305
State	264	218	379

	1,547	1,617	1,684
Deferred expense (benefit)
Federal	99	(55)	(172)
State	18	(10)	(30)

	$1,664	$1,552	$1,482

The components of the provision for deferred income taxes are as follows (in thousands):

	2004	2003	2002
Depreciation	$201	$(39)	$41
Accrued employee benefits	(70)	18	(92)
Allowances for doubtful accounts	35	(31)	(54)
Inventory	(29)	(29)	(69)
State net operating loss carry forward	(12)	(115)	(60)
Other	(8)	131	32

Deferred income taxes, expense (benefit)	$117	$(65)	$(202)

Deferred tax liabilities and assets at each year-end are as follows (in thousands):

	2004	2003
Deferred tax liabilities:
Depreciation	$(41)	$0

Total deferred tax liabilities	(41)	0

Deferred tax assets:
Depreciation	0	160
Accrued employee benefits	232	162
Allowances for doubtful accounts	129	164
Inventory	124	95
State net operating loss carry forward	127	115
Other	88	264

Total deferred tax asset	700	960

Net deferred tax asset	$659	$960

State net operating loss carry forwards will expire through fiscal 2017.

The reconciliation of income tax computed at the U.S. federal statutory tax rate to actual income tax expense are (in thousands):

	2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent
Tax at U.S. statutory rate	$1,837	34.0%	$1,356	34.0%	$1,241	34.0%
State income taxes, net of federal tax benefit`	340	6.3	251	6.3	230	6.3
Other — net	(513)	(9.5)	(55)	(1.4)	11	0.3

	$1,664	30.8%	$1,552	38.9%	$1,482	40.6%

Total income tax payments during fiscal years 2004, 2003, and 2002 were approximately $1,657,000, $1,861,000, and $1,547,000, respectively.

7. COMMITMENTS AND CONTINGENCIES

Lease Agreements

The Company leases certain sales offices and equipment under non-cancelable operating leases. Rental expenses on all operating leases were $302,000, $340,000, and $325,000 for fiscal 2004, 2003, and 2002. The future minimum annual rental payments under non-cancelable operating leases are as follows (in thousands):

Fiscal Year End:
2005	$98
2006	8
2007	4
2008	0
2009	0

$110

Minority Interest

In connection with the acquisition of Compsee, Inc. in May 1985, the Company entered into a restrictive stock agreement with Compsee’s 1% shareholder. Under the terms of the agreement, in June 2004, the Company purchased the remaining shares from the minority shareholder for approximately $85,000.

Concentrations

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and receivables. The Company maintains substantially all of its cash and certificates of deposits with various financial institutions in amounts that are in excess of the federally insured limits. Management performs periodic evaluations of the relative credit standing of those financial institutions.

Concentrations of credit risk with respect to receivables are limited due to the large number of entities comprising the Company’s customer base and their dispersion across many different industries. The Company does not require collateral on trade accounts receivable. As of July 31, 2004, eight customers accounted for 49% of accounts receivable.

Synthetic rubber is currently available and purchased from the only domestic supplier. Synthetic rubber is available from foreign suppliers, however an exemption would be required from the Government to purchase synthetic rubber in the foreign market. There is only one certified supplier currently that can provide the Vibram rubber outsoles and we are dependent on its ability to supply our needs.

Sales to the U.S. Government amounted to 51%, 29%, and 28% of total consolidated net revenues from continuing operations for fiscal 2004, 2003, and 2002, respectively.

Other

Under the terms of sale to the U.S. Government, the negotiated contract prices of combat boots are subject to renegotiation if certain conditions are present. Management does not currently expect renegotiation, if any, to have a material adverse effect on the Company’s consolidated financial position or results of operations. In August 2004, the Government approved an economic price adjustment related to our previous military boot contract, which increased our gross profit by approximately $490,000.

8. SHAREHOLDERS’ EQUITY

Common Stock

The Company’s Bylaws provide for seven directors, two of whom are elected by the holders of the Class A Common Stock voting as a separate class, and five of whom are elected by the holders of the Class B Common Stock voting as a separate class. On all other matters (except matters required by law or the Company’s Certificate of Incorporation or Bylaws to be approved by a different vote), the holders of Class A Common Stock and Class B Common Stock vote together as a single class with each share of Class A Common Stock entitled to one-tenth vote and each share of Class B Common Stock entitled to one vote. Each share of Class B Common Stock can be converted to Class A Common Stock on a share for share basis. All dividends paid on Class B Common Stock must also be paid on Class A Common Stock in an equal amount.

During fiscal 1999, the Company adopted the McRae Industries, Inc. 1998 Incentive Equity Plan (the Plan). The Plan has reserved 100,000 shares of the Company’s Class A Common Stock for issuance to certain key employees of the Company. At July 31, 2004, there were 100,000 shares available for future grants under the Plan.

9. FINANCIAL INSTRUMENTS

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

Cash Surrender Value Life Insurance: Represents split-dollar life insurance policies recorded at premiums paid value, which approximates fair value. These policies maintain built-in loan provisions.

Long and Short-term Debt: The carrying amounts of the borrowings under short-term revolving credit agreements approximate its fair value. The fair value of long-term debt was estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

	(In thousands)
	Carrying	Fair
	Amount	Value
Assets
Cash and cash equivalents	$2,463	$2,463
Notes receivable, current and long-term	61	61
Cash surrender value life insurance	2,220	2,220
Liabilities
Long and short-term debt	3,703	3,703

10. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following table sets forth unaudited quarterly financial information from continuing operations for the years ended July 31, 2004 and August 2, 2003 (in thousands):

	First	Second	Third	Fourth
July 31, 2004
Net revenues	$16,023	$14,896	$17,584	$21,993
Gross profit	4,016	2,941	3,105	5,871
Operating income	1,265	172	704	3,076
Net income	823	126	479	2,312
Net income per common share	.30	0.04	.17	.84
August 2, 2003
Net revenues	$14,912	$13,077	$12,799	$13,713
Gross profit	3,809	3,079	3,017	3,514
Operating income	1,226	466	626	1,243
Net income	762	478	474	733
Net income per common share	.28	.17	.17	.26

11. DISCONTINUED OPERATIONS

On September 9, 2004, McRae Industries, Inc. entered into a definitive agreement under which it sold substantially all the assets of its McRae Office Solutions, Inc. subsidiary to Connected Office Products, Inc. (COPI). COPI is a subsidiary of TOPAC U.S.A., Inc., which is headquartered in Irvine, California, and operates a network of wholly owned subsidiaries involved in the sales, service, and distribution of office products. Under the terms of the Asset Purchase Agreement, COPI purchased substantially all of the assets of McRae Office Solutions, Inc. for $11,000,000 subject to adjustment based on the net book value of the acquired assets as of August 28, 2004.

As of July 31, 2004, McRae Industries, Inc. met the criteria for reporting the pending sale of the assets of McRae Office Solutions, Inc. subsidiary as an asset held for sale and discontinued operations per Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), and has accounted for the discontinued operation as such.

The assets and liabilities of discontinued operations included in assets held for sale and liabilities held for sale at July 31, 2004, represent the assets and liabilities of the Company’s McRae Office Solutions, Inc. business and are as follows:

	(In thousands)
	July 31,	August 2,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$1,371	$2,357
Accounts and note receivable	1,358	2,191
Inventories (net)	4,602	4,642
Current portion of lease receivable	61	146
Prepaid expenses	70	31

Total current assets	7,462	9,367

Property and equipment, net	2,272	2,018
Long term portion of net lease receivable and guaranteed residuals	1,881	1,717
Other assets	7	7

Assets held for sale	$11,622	$13,109

	(In thousands)
	July 31,	August 2,
	2004	2003
LIABILITIES
Current liabilities:
Accounts payable	$1,584	$2,636
Contract contingencies	291	400
Accrued payroll and payroll taxes	10	10
Other accrued liabilities	139	23

Total current liabilities	2,024	3,069

Lease guarantees	1,817	1,568
Deferred service revenue	746	1,003

Liabilities held for sale	$4,587	$5,640

Net revenues for McRae Office Solutions, Inc. for the fiscal years ended July 31, 2004, August 2, 2003, and August 3, 2002, were $23.9 million, $22.5 million, and $24.7 million, respectively. Earnings (loss) from operations for these same periods totaled ($111,000), $231,000, and $629,000, respectively.

	(In thousands)
	Fiscal Year End
	2004	2003	2002
Net revenues	$23,873	$22,541	$24,732
Gross profit	6,023	5,982	6,260
Selling, general and administrative expense	6,134	5,751	5,631
Operating Profit (loss)	(111)	231	629

12. SUBSEQUENT EVENTS

On September 9, 2004, we sold substantially all of the assets of our wholly owned subsidiary, McRae Office Solutions, Inc. to Connected Office Products, Inc., a wholly owned subsidiary of TOPAC U.S.A., Inc. for $11,000,000 subject to adjustment based on the net book value of the acquired assets as of August 28, 2004.

On September 10, 2004, the Company declared a cash dividend of $.06 per share of its Class A Common Stock payable on October 8, 2004 to shareholders of record on September 24, 2004.

On September 27, 2004, we paid off the $3.1 million note payable related to our western and work boot business.

On September 30, 2004, the U.S. Government exercised the first year option of the current contract awarded on September 30, 2003. The first year option provides for a minimum and a maximum boot requirement of 276,460 pair and 1,077,552 pair, respectively. The second year option ranges from a minimum of 236,460 pair to a maximum of 852,552 pair.

In August 2004, the Government approved an economic price adjustment related to military boot leather costs from our previous contract. This adjustment increased our gross profit by $490,000.

13. RELATED PARTY TRANSACTIONS

We utilize Texas Boot Company, in whom we have a minimal investment, as a subcontractor for our military combat boot operation.

14. OPERATING SEGMENT INFORMATION

The Company’s principal operations have been classified into three business segments: bar code operations, military boot operations, and western and work boot operations. The bar code operation manufactures and sells bar code reading and related printing devices and other products related to optical data collection to customers throughout the United States. The military boot operation manufactures combat boots for the U.S. Government and foreign governments. The western and work boot operation imports products for customers throughout the United States. Total consolidated revenues related to sales to the U.S. Government were 51% in 2004, 29% in 2003, and 28% in 2002 of total consolidated revenues from continuing operations. There were no significant inter-segment sales or transfers during 2004, 2003 and 2002. Operating profits by business segment exclude allocated corporate interest income, income taxes, minority interest, and equity in net loss of investee. Corporate assets consist principally of cash, short-term investments, certain receivables, and real estate held for investment.

Our office products operation was sold on September 9, 2004. As a result, this segment is reported as a discontinued operation and is not included in this table.

		Western/
	Military	Work		Corporate
(In thousands)	Boots	Boots	Bar Code	& Other	Consolidated
For the Year Ended July 31, 2004
Net Revenues	$40,104	$20,169	$10,875	$(652)	$70,496
Earnings(loss)from operations	5,993	349	(1,097)	(28)	5,217
Identifiable assets	13,831	13,396	4,810	18,087	50,165
Capital expenditures	1,097	101	120	52	1,370
Depreciation expense and amortization	161	154	59	156	530
Income tax provision (benefit)	2,290	(96)	(379)	(151)	1,664
For the Year Ended August 2, 2003
Net Revenues	$22,272	$22,618	$9,776	$(165)	$54,501
Earnings(loss)from operations	3,775	1,193	(1,536)	129	3,561
Identifiable assets	6,328	14,214	4,987	20,620	46,149
Capital expenditures	84	84	52	29	249
Depreciation expense and amortization	81	162	191	180	614
Income tax provision (benefit)	1,446	192	(531)	445	1,552
For the Year Ended August 3, 2002
Net Revenues	$20,030	$20,153	$11,034	$(472)	$50,745
Earnings(loss)from operations	4,717	999	(1,847)	(4)	3,865
Identifiable assets	4,347	13,536	5,946	18,100	41,929
Capital expenditures	107	380	27	38	552
Depreciation expense and amortization	88	134	533	206	961
Income tax provision (benefit)	1,750	370	(685)	47	1,482

McRAE INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II -— VALUATION AND QUALIFYING ACCOUNTS

		ADDITIONS
			CHARGED
	BALANCE AT	CHARGED TO	TO OTHER				BALANCE
	BEGINNING	COSTS AND	ACCOUNTS		DEDUCTION/		AT END OF
DESCRIPTION	OF PERIOD	EXPENSES	DESCRIBE		WRITE-OFF		PERIOD
Year ended July 31, 2004
Allowance for Doubtful Accounts	$431,000	$314,000			$(406,000	)(1)	$339,000
Allowance for Inventory Write-downs	250,000	75,000			—		325,000
Employee Benefit Accrual	427,000	546,000	$10,000	(3)	(376,000	)(2)	607,000
Health Insurance Accrual	200,000	70,000			—		270,000
Year ended August 2, 2003
Allowance for Doubtful Accounts	$349,000	$87,000			$(5,000	)(1)	$431,000
Allowance for Inventory Write-downs	175,000	75,000			—		250,000
Employee Benefit Accrual	474,000	359,000	$(55,000	)(3)	(351,000	)(2)	427,000
Health Insurance Accrual	225,000	(25,000)			—		200,000
Year ended August 3, 2002
Allowance for Doubtful Accounts	$213,000	$211,000			$(75,000	)(1)	$349,000
Allowance for Inventory Write-downs	—	175,000			—		175,000
Employee Benefit Accrual	239,000	351,000	$66,000	(3)	(182,000	)(2)	474,000
Health Insurance Accrual	250,000	(25,000)			—		225,000

(1)	Uncollectible accounts written off

(2)	Payments and/or expenses charged to operations

(3)	Changes related to discontinued operations

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participations of our management, including the Chief Executive Officer and Vice President of Finance, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Vice President of Finance have concluded that, except as discussed below, these disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission rules and forms. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have designed our disclosure controls and procedures to reach a level of reasonable assurance of achieving desired control objectives and, based on the evaluation described above, our Chief Executive Officer and Vice President of Finance concluded that our disclosure controls and procedures were effective at reaching that level of reasonable assurance, except as discussed below.

In connection with the audit of our consolidated financial statements for the fiscal year ended July 31, 2004, our independent auditors informed us that they had discovered significant deficiencies in our internal control that in the aggregate constitute material weaknesses under standards established by the by the Public Company Accounting Oversight Board. These deficiencies, which were noted across all of the Company’s operating divisions, are generally the result of incompatible duties, undocumented controls, lack of monitoring controls and the lack of an internal audit function. Certain of these internal control weaknesses may also constitute deficiencies in the Company’s disclosure controls. We have performed substantial additional procedures designed to ensure that these internal control deficiencies do not lead to material misstatements in our consolidated financial statements and to enable the completion of the independent auditor’s audit of our consolidated financial statements, notwithstanding the presence of such internal controls weaknesses. We have initiated corrective actions to address these internal control deficiencies, and will continue to evaluate the effectiveness of our disclosure controls and internal controls and procedures on an ongoing basis, taking corrective action as appropriate.

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEMS 10-14.

Items 10 through 14 are incorporated herein by reference to the sections captioned “PRINCIPAL STOCKHOLDERS AND HOLDINGS OF MANAGEMENT,” “ELECTION OF DIRECTORS,” “DIRECTOR COMPENSATION,” “EXECUTIVE OFFICERS,” “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION,” “EQUITY PLAN COMPENSATION INFORMATION,” “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,” “EXECUTIVE COMPENSATION,” “STOCK PERFORMANCE GRAPH,” “COMPENSATION COMMITTEE REPORT,” “SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE,” “CODES OF ETHICS” and “RATIFICATION OF APPOINTMENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS” in the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held December 16, 2004.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)	Report of Independent Registered Public Accounting Firm McRae Industries, Inc. and Subsidiaries consolidated financial statements:

Consolidated Balance Sheets as of July 31, 2004 and August 2, 2003.

Consolidated Statements of Operations for the Years Ended July 31, 2004, August 2, 2003, and August 3, 2002.

Consolidated Statements of Shareholders’ Equity for the Years Ended July 31, 2004, August 2, 2003, and August 3, 2002.

Consolidated Statements of Cash Flows for the Years Ended July 31, 2004, August 2, 2003, and August 3, 2002.

Notes to Consolidated Financial Statements.

(2)	Financial Statement Schedule:

Schedule II

(3)	Exhibits:

3.1	Certificate of Incorporation (Filed as Exhibit 3.1 to the Registrant’s Form S-14, Registration N. 2-85908).

3.2	Amendment to the Certificate of Incorporation (Filed as Exhibit 3 to the Registrant’s Form 10-K for the year ended August 1, 1987).

3.3	Restated Bylaws of the Registrant effective May 29, 2001 (Filed as Exhibit 3.3 to the Registrant’s Form 10-K for the fiscal year ended July 28, 2001).

10.1	1985 McRae Industries, Inc. Non-Qualified Stock Option Plan (Filed as Exhibit 10 to the Registrant’s Form 10-K for the fiscal year ended August 3, 1985).*

10.2	Technical Assistance Agreement dated September 13, 1984 between the Registrant and Ro-Search, Incorporated (Filed as Exhibit 10.4 to the Registrant’s Form 10-K for the fiscal year ended July 28, 1984).

10.3	Stock Purchase Agreement and Guaranty Agreement as of April 7, 1996 among Walter A. Dupuis, Kenneth O. Moore, William Glover, and McRae Industries, Inc., (Filed as Exhibit 2 to the Registrant’s current report on Form 8-K filed May 11, 1996).

10.4	Split Dollar Life Insurance Arrangement (Filed as Exhibit 10.10 to the Registrant’s Form 10-K for the fiscal year ended August 3, 2002).

10.5	Award/Contract between Defense Personnel Support Center and McRae Industries, Inc., dated April 15, 1997 (Filed as Exhibit 10.8 to the Registrant’s Form 10-K for the fiscal year ended August 2, 1997).

10.6	Asset Purchase Agreement among the Company, McRae Office Solutions, Inc., TOPAC U.S.A., Inc., and Connected Office Products, Inc. dated September 9, 2004 (Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed September 9, 2004).

21	Subsidiaries of the Registrant (Filed herein). Page 45.

23	Consent of Independent Registered Public Accounting Firm (Filed herein). Page 46.

31.1	Rule 13a-14(a)/15d-14(a) Certification for D. Gary McRae, President and CEO (Filed herein). Page 47.

31.2	Rule 13a-14(a)/15d-14(a) Certification for Marvin G. Kiser, Sr., Vice President of Finance (Filed herein). Page 48.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), for D. Gary McRae, President and CEO (Filed herein). Page 49.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), for Marvin G. Kiser, Sr., Vice President of Finance (Filed herein). Page 50.

*Denotes a management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K:

We did not file any reports on Form 8-K during the last quarter of fiscal 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

McRAE INDUSTRIES, INC.

Dated: October 29, 2004	By:	/s/ D. Gary McRae

D. Gary McRae
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	DATE

/s/ D. Gary McRae	October 29, 2004
D. Gary McRae
President, Treasurer, and Director
(Principal Executive Officer)

/s/ William H. Swan	October 29, 2004
William H. Swan
Director

/s/ Hilton J. Cochran	October 29, 2004
Hilton J. Cochran
Director

/s/ Brady W. Dickson	October 29, 2004
Brady W. Dickson
Director

/s/ Victor A. Karam	October 29, 2004
Victor A. Karam
President – McRae Footwear and Director

/s/ James W. McRae	October 29, 2004
James W. McRae
Vice President, Secretary, and Director

/s/ Harold W. Smith	October 29, 2004
Harold W. Smith
Director

/s/ Marvin G, Kiser, Sr.	October 29, 2004
Marvin G. Kiser, Sr.
Vice President of Finance
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1	Certificate of Incorporation (Filed as Exhibit 3.1 to the Registrant’s Form S-14, Registration N. 2-85908).

3.2	Amendment to the Certificate of Incorporation (Filed as Exhibit 3 to the Registrant’s Form 10-K for the year ended August 1, 1987).

3.3	Restated Bylaws of the Registrant effective May 29, 2001 (Filed as Exhibit 3.3 to the Registrant’s Form 10-K for the fiscal year ended July 28, 2001).

10.1	1985 McRae Industries, Inc. Non-Qualified Stock Option Plan (Filed as Exhibit 10 to the Registrant’s Form 10-K for the fiscal year ended August 3, 1985).*

10.2	Technical Assistance Agreement dated September 13, 1984 between the Registrant and Ro-Search, Incorporated (Filed as Exhibit 10.4 to the Registrant’s Form 10-K for the fiscal year ended July 28, 1984).

10.3	Stock Purchase Agreement and Guaranty Agreement as of April 7, 1996 among Walter A. Dupuis, Kenneth O. Moore, William Glover, and McRae Industries, Inc., (Filed as Exhibit 2 to the Registrant’s current report on Form 8-K filed May 11, 1996).

10.4	Split Dollar Life Insurance Arrangement (Filed as Exhibit 10.10 to the Registrant’s Form 10-K for the fiscal year ended August 3, 2002).

10.5	Award/Contract between Defense Personnel Support Center and McRae Industries, Inc., dated April 15, 1997 (Filed as Exhibit 10.8 to the Registrant’s Form 10-K for the fiscal year ended August 2, 1997).

10.6	Asset Purchase Agreement among the Company, McRae Office Solutions, Inc., TOPAC U.S.A., Inc., and Connected Office Products, Inc. dated September 9, 2004 (Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed September 9, 2004).

21	Subsidiaries of the Registrant (Filed herein). Page 45.

23	Consent of Independent Registered Public Accounting Firm (Filed herein). Page 46.

31.1	Rule 13a-14(a)/15d-14(a) Certification for D. Gary McRae, President and CEO (Filed herein). Page 47.

31.2	Rule 13a-14(a)/15d-14(a) Certification for Marvin G. Kiser, Sr., Vice President of Finance (Filed herein). Page 48.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), for D. Gary McRae, President and CEO (Filed herein) Page 49.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), for Marvin G. Kiser, Sr., Vice President of Finance (Filed herein). Page 50.