Form 10-K/A
period 2004-07-31
MCRAE INDUSTRIES INC
filed 2004-12-23
CIK 729284

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No.1)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment of this Form 10-K/A. ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐     No ☒

The aggregate market value of shares of the Registrant’s $1 par value Class A and Class B Common Stock held by non-affiliates as of January 30, 2004 was approximately $10,888,117 and $1,506,134, respectively. On October 27, 2004, 1,943,543 Class A shares and 824,956 Class B shares of the Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual shareholders meeting held on December 16, 2004 are incorporated by reference in Part III.

INTRODUCTORY NOTE

McRae Industries, Inc. (the “Company, which may be referred to as “we”, “us”, or “our”) is filing this Amendment No. 1 to Form 10-K (“Amendment No. 1”) to reflect the restatement of its financial statements for the fiscal year ended July 31, 2004 included in its Annual Report on Form 10-K originally filed on October 29, 2004. The restatement corrects compilation errors in the military boot operation’s year-end physical inventory. Refer to Note 15 in the notes to the financial statements included in this Amendment No. 1 for a complete description and quantification of the restatement. No periods covered by the Company’s financial statements other than the fiscal year ended July 31, 2004 are affected by the restatement.

The following items of the original Form 10-K are amended in this Amendment No. 1 in order to reflect the restatement:

Item 6. Selected Consolidated Financial Data

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 8. Financial Statements and Supplementary Data

Item 9A. Disclosure Controls and Procedures

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Except as set forth above and for such other changes as required by applicable law, no attempt has been made in this Amendment No. 1 to modify or update the disclosures as presented in the original Form 10-K and other than the discussion regarding our internal control over financial reporting contained in Item 9A of Part II, this Amendment No. 1 does not reflect events occurring after the original filing of the Form 10-K on October 29, 2004.

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

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Each of our classes of Common Stock is traded on the American Stock Exchange (ticker symbols MRI.A and MRI.B). As of October 27, 2004, there were approximately 377 record holders of Class A Common Stock and approximately 373 record holders of Class B Common Stock. High and low stock prices and dividends declared per share for the last two fiscal years were:

     CLASS A COMMON STOCK:

	Fiscal 2004			Fiscal 2003
	Sales	Price	Cash Dividends	Sales	Price	Cash Dividends
Quarter	High	Low	Declared	High	Low	Declared
First	$9.30	$6.36	$.06	$8.80	$7.02	$.06
Second	11.00	8.85	.06	9.45	7.15	.06
Third	11.75	9.49	.06	8.20	7.20	.06
Fourth	10.30	9.05	.06	7.38	6.07	.06

     CLASS B COMMON STOCK:

	Fiscal 2004		Fiscal 2003
	Sales	Price	Sales	Price
Quarter	High	Low	High	Low
First	$8.75	$6.50	$8.90	$6.95
Second	10.75	8.80	9.35	7.50
Third	11.50	9.60	8.05	7.20
Fourth	10.15	9.15	7.15	6.20

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

	(In thousands, except for per share data)
Fiscal Years Ended	7-31-04	8-2-03	8-3-02	7-28-01	7-29-00
Income Statement Data:
Net revenues	$70,496	$54,501	$50,745	$38,505	$36,463
Net earnings from continuing operations	3,206	2,447	2,179	830	958
Net (loss) earnings from discontinued operations	(197)	30	406	(1,527)	399
Net earnings (loss)	3,009	2,477	2,585	(697)	1,357
Net earnings from continuing operations per common share:	1.16	0.88	0.79	0.30	0.35

Balance Sheet Data:
Total assets	$49,548	$46,149	$41,929	$38,977	$42,697
Long-term liabilities	3,082	3,307	3,900	4,598	5,057
Working capital	28,794	27,377	23,829	21,202	22,520
Shareholders’ equity	34,148	31,602	29,581	27,371	28,589
Weighted average number of common shares outstanding(a)	2,768,499	2,768,499	2,768,499	2,768,499	2,768,499
Cash dividends declared per common share(b)	$0.24	$0.24	$0.21	$0.28	$0.36

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

	Fiscal Year			Percent change
	2004	2003	2002	over prior period		Fiscal Year
	(In thousands)			2004	2003	2004	2003	2002
						Percent of Net Revenues
Net Revenues
Bar Code	$10,875	$9,776	$11,034	11.2	(11.4)	15	18	22
Military Boots	40,104	22,272	20,030	80.0	11.2	57	41	39
Western/Work Boots	20,169	22,618	20,153	(10.8)	12.2	28	41	39
Eliminations/Other	(652)	(165)	(472)	NM	NM	0	0	0

Consolidated	$70,496	$54,501	$50,745	29.3	7.4	100	100	100

						Gross Profit Percentage
Gross Profit
Bar Code	$3,244	$2,619	$3,124	23.9	(16.2)	30	27	28
Military Boots	6,632	4,772	5,517	39.0	(13.5)	16	21	28
Western/Work Boots	4,961	5,743	4,911	(13.6)	16.9	25	25	25
Eliminations/Other	166	285	3	NM	NM	0	0	0

Consolidated	$15,003	$13,419	$13,555	11.8	(1.0)	21	25	27

						Percentage of Net Revenues
Selling, General and Administrative Expenses
Bar Code	$4,341	$4,155	$4,971	4.5	(16.4)	40	43	45
Military Boots	1,485	997	800	48.9	24.6	4	4	4
Western/Work Boots	4,612	4,550	3,912	1.4	16.3	23	20	20
Eliminations/Other	194	156	7	NM	NM	0	0	0

Consolidated	$10,632	$9,858	$9,690	7.9	1.7	15	18	19

						Percentage of Net Revenues
Operating Profit (Loss)
Bar Code	$(1,097)	$(1,536)	$(1,847)	28.5	16.8	(10)	(16)	(17)
Military Boots	5,147	3,775	4,717	36.3	(20.0)	13	17	24
Western/Work Boots	349	1,193	999	(70.8)	19.4	2	5	5
Eliminations/Other	(28)	129	(4)	NM	NM	0	0	0

Consolidated	$4,371	$3,561	$3,865	22.7	(7.8)	6	7	8

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

Consolidated gross profit from continuing operations for fiscal 2004 amounted to $15.0 million, up 12% from $13.4 million for fiscal 2003. This growth in gross profit was primarily the result of increased net revenues. As a percentage of net revenues, gross profit decreased from 25% for fiscal 2003 to 21% for fiscal 2004 primarily attributable to lower margins in the military boot business, which accounted for approximately 57% of the overall sales mix.

Consolidated selling, general and administrative (SG&A), and research and development (R&D) expenses from continuing operations were $10.6 million for fiscal 2004 as compared to $9.9 million for fiscal 2003. The increase in SG&A expenses was primarily the result of higher expenditures for R&D, group health insurance, professional fees, marketing activities and bad debt charges, which were partially offset by decreased expenditures for sales related compensation, travel, and office rentals. As a percentage of net revenues, SG&A expenses decreased from 18% for fiscal 2003 to 15% for fiscal 2004.

As a result of the above, fiscal 2004 operating profit from continuing operations totaled $4.4 million as compared to $3.6 million for fiscal 2003.

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

Gross profit grew from $4.8 million for fiscal 2003 to $6.6 million for fiscal 2004 primarily due to the increase in net revenues. In August 2004, the Government approved an economic price adjustment for increased material costs based on a change in cost estimates from a contract in prior years, which contributed approximately $490,000 to the increase in gross profit. As a percentage of net revenues, gross profit fell from 21% for fiscal 2003 to 16% for fiscal 2004. This decline in gross profit percentage was primarily the result of lower per unit selling prices and higher per unit manufacturing costs associated with training new production workers, higher subcontract costs, and difficulties encountered in producing multiple boot constructions.

SG&A expenses for fiscal 2004 amounted to $1.5 million as compared to $1.0 million for fiscal 2003. This increase in SG&A expenses was primarily the result of higher group health insurance costs, professional fees, and employee benefit expenses.

As a result of the above, operating profit for fiscal 2004 totaled $5.1 million as compared to $3.8 million for fiscal 2003.

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

At July 31, 2004, cash and cash equivalents amounted to approximately $2.5 million. Working capital equaled $28.8 million and the current ratio, defined as current assets divided by current liabilities, was 3.3 to 1. Under the terms of the Asset Purchase Agreement pursuant to which we sold our office products business in September 2004, we received $9.9 million on September 9, 2004 and will receive the remainder of the purchase price, subject to adjustments based on the net book value of the acquired assets as of August 28, 2004 and any indemnification claims made by the purchaser, in September 2005. We expect the proceeds from the sale to provide a total of approximately $7.0 million of cash after income taxes. In September 2004, we used approximately $3.1 million to pay off the long-term note related to our western and work boot business.

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

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet financing arrangements.

CONTRACTUAL OBLIGATIONS

The table below details by fiscal year maturity dates our contractual commitments as of July 31, 2004 (amounts in thousands):

Commitment	2005	2006	2007	2008	2009	Thereafter
Bank loans	$3,172	$62	$64	$66	$251	$88
Operating leases	98	8	4	0	0	0

Total	$3,270	$70	$68	$66	$251	$88

Selected cash flow data is presented below (in thousands):

	For Years Ended
Source (Use) of Cash	July 31, 2004	August 2, 2003
Operating activities
Net earnings adjusted for depreciation and amortization	$3,736	$3,061
Accounts receivable	(3,564)	(583)
Inventories	(1,893)	(1,306)
Net cash provided by operating activities	281	1,195
Investing activities
Sale of property	142	377
Capital expenditures	(1,370)	(249)
Financing activities
Proceeds from bank loan	401	—
Principal repayment of long-term debt	(582)	(542)
Dividends paid	(463)	(456)

Net cash provided by operating activities during fiscal 2004 totaled approximately $281,000. Net earnings plus depreciation contributed a positive cash flow of approximately $3.7 million. The trade accounts receivable balance increased by almost $3.6 million, which was primarily attributable to expanded sales of military combat boots to the Government, to the timing of higher fourth quarter sales in the bar code business, and to state and federal income tax refunds. Inventory balances increased by approximately $1.9 million as a result of increased demand for military boots, which was offset partially by lower bar code and western boot inventories.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents are filed as part of this report:

1.	Report of Independent Registered Public Accounting Firm	21

2.	McRae Industries, Inc. and Subsidiaries Consolidated Financial Statements:

	Consolidated Balance Sheets as of July 31, 2004 and August 2, 2003.	22-23

	Consolidated Statements of Operations for the Years Ended July 31, 2004 August 2, 2003, and August 3, 2002.	24

	Consolidated Statements of Shareholders’ Equity for the Years Ended July 31, 2004, August 2, 2003, and August 3, 2002.	25

	Consolidated Statements of Cash Flows for the Years Ended July 31, 2004, August 2, 2003, and August 3, 2002.	26

	Notes to Consolidated Financial Statements.	27-40

3.	Financial Statement Schedule:

	Schedule II	41

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

As discussed in Note 15, the consolidated financial statements as of July 31, 2004, and for the year then ended have been restated to reflect adjustments related to an overstatement of the Company’s inventory, income tax accrual and shareholders’ equity and an understatement of cost of revenues.

/s/ Grant Thornton LLP

Charlotte, North Carolina
October 26, 2004 (except for Note 15,
as to which the date is December 22, 2004)

CONSOLIDATED BALANCE SHEETS
McRae Industries, Inc. and Subsidiaries

	(In thousands)
	July 31, 2004
	As restated	August 2,
	(Note 15)	2003
ASSETS
Current assets:
Cash and cash equivalents	$2,463	$3,835
Accounts receivable, less allowances for doubtful accounts of $339,000 and $431,000, respectively	11,245	8,116
Notes receivable, current portion
Employees	0	2
Other	25	56
Inventories	14,810	12,917
Income tax receivable	676	283
Prepaid expenses and other current assets	271	211
Assets held for sale from discontinued operations	11,622	13,109

Total current assets	41,112	38,529

Property and equipment, net	3,342	2,523

Other assets:
Notes receivable, net of current portion
Employees	0	2
Other	36	69
Real estate held for investment	1,422	1,390
Goodwill	362	362
Cash surrender value life insurance	2,220	2,220
Trademarks	1,049	1,049
Other	5	5

Total other assets	5,094	5,097

Total assets	$49,548	$46,149

See notes to consolidated financial statements

CONSOLIDATED BALANCE SHEETS
McRae Industries, Inc. and Subsidiaries

	(In thousands)
	July 31, 2004
	As restated	August 2,
	(Note 15)	2003
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable, banks	$621	$577
Accounts payable	4,672	2,580
Accrued employee benefits	524	427
Accrued payroll and payroll taxes	865	903
Liabilities held for sale from discontinued operations	4,587	5,640
Other	1,049	1,025

Total current liabilities	12,318	11,152

Notes payable, banks, net of current portion	3,082	3,307

Minority interest	0	88

Shareholders’ equity:
Common stock:
Class A, $1 par value; authorized 5,000,000 shares; issued and outstanding, 1,943,543 and 1,914,972 shares, respectively	1,943	1,915
Class B, $1 par value; authorized 2,500,000 shares; issued and outstanding, 824,956 and 853,527 shares, respectively	825	853
Additional paid-in capital	791	791
Retained earnings	30,589	28,043

Total shareholders’ equity	34,148	31,602

Total liabilities and shareholders’ equity	$49,548	$46,149

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS
McRae Industries, Inc. and Subsidiaries

	(In thousands, except for per share data)
	July 31,
	2004
	As restated	August 2,	August 3,
For the Years Ended	(Note 15)	2003	2002
Net revenues	$70,496	$54,501	$50,745
Cost of revenues	55,493	41,082	37,190

Gross profit	15,003	13,419	13,555
Selling, general and administrative expenses	10,632	9,858	9,690

Operating profit from continuing operations	4,371	3,561	3,865
Other income, net	329	604	24
Interest expense	(144)	(175)	(239)

Earnings from continuing operations before income taxes and minority interest	4,556	3,990	3,650
Provision for income taxes	1,352	1,552	1,482
Minority interest	2	9	11

Net earnings from continuing operations	3,206	2,447	2,179
Discontinued operations:
Earnings (loss) from discontinued operations, net of income tax (benefit) provision of $(72,000), $88,000, and $211,000 for 2004, 2003, and 2002.	(197)	30	406

Net earnings	$3,009	$2,477	$2,585

Earnings per common share:
Earnings from continuing operations	$1.16	$.88	$.79
Earnings (loss) from discontinued operations	(.07)	.01	.14

Net earnings	$1.09	$.89	$.93

Weighted average number of common shares outstanding	2,768,499	2,768,499	2,768,499

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
McRae Industries, Inc. and Subsidiaries

	(Dollars in thousands)
	Common Stock, $1 par value
	Class A		Class B		Additional	Retained
	Shares	Amount	Shares	Amount	Paid-in Capital	Earnings
Balance, July 28, 2001	1,861,817	$1,862	906,682	$907	$791	$23,811
Conversion of Class B to Class A stock	17,255	17	(17,255)	(18)
Cash Dividend ($.20 per Class A common stock)						(374)
Net earnings						2,585

Balance, August 3, 2002	1,879,072	1,879	889,427	889	791	26,022
Conversion of Class B to Class A stock	35,900	36	(35,900)	(36)
Cash Dividend ($.24 per Class A common stock)						(456)
Net earnings						2,477

Balance, August 2, 2003	1,914,972	1,915	853,527	853	791	28,043
Conversion of Class B to Class A stock	28,571	28	(28,571)	(28)
Cash Dividend ($.24 per Class A common stock)						(463)
Net earnings
As restated (Note 15)						3,009

Balance, July 31, 2004	1,943,543	$1,943	824,956	$825	$791	$30,589

As restated (Note 15)

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
McRae Industries, Inc. and Subsidiaries

	(In thousands)
	July 31,
	2004
	As restated	August 2,	August 3,
For the Years Ended	(Note 15)	2003	2002
Cash Flows from Operating Activities:
Net earnings from continuing operations	$3,206	$2,447	$2,179
Adjustments to reconcile net earnings from continuing operations to net cash provided by operating activities:
Depreciation and amortization	530	614	961
Minority shareholder’s interest in earnings (loss) of subsidiary	(2)	(9)	(11)
Loss (gain) on sale of assets	(73)	(326)	122
Changes in operating assets and liabilities:
Accounts receivable	(3,564)	(583)	(3,459)
Inventories	(1,893)	(1,306)	(2,454)
Prepaid expenses and other current assets	(139)	72	(51)
Accounts payable	2,093	273	780
Accrued employee benefits	97	(48)	235
Deferred revenues	—	—	(2)
Accrued payroll and payroll taxes	(38)	160	170
Income taxes	41	(57)	627
Other	23	(42)	246

Net cash provided by (used in) operating activities	281	1,195	(657)

Cash Flows from Investing Activities:
Proceeds from sale of property	142	377	106
Proceeds from sale of short term investments	—	18	—
Purchase of other assets	—	(150)	(342)
Purchase of trademarks	—	—	(800)
Purchase of minority interest	(85)	—	—
Capital expenditures	(1,370)	(249)	(552)
Collections on notes receivable	68	73	95

Net cash (used in) provided by investing activities	(1,245)	69	(1,493)

Cash Flows from Financing Activities:
Proceeds from bank loan	401	—	—
Principal repayments of long-term debt	(582)	(542)	(579)
Dividends paid	(463)	(456)	(374)

Net cash used in financing activities	(644)	(998)	(953)

Net cash provided by (used in) discontinued operations	236	(26)	2,136
Net (Decrease) Increase in Cash and Cash Equivalents	(1,372)	240	(967)
Cash and Cash Equivalents at Beginning of Year	3,835	3,595	4,562

Cash and Cash Equivalents at End of Year	$2,463	$3,835	$3,595

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

2. INVENTORIES

Current costs exceed the LIFO value of inventories by approximately $680,000 and $765,000 at July 31, 2004 and August 2 2003, respectively. Year-end inventories valued under the LIFO method were $5,749,000 and $2,741,000 at July 31, 2004 and August 2, 2003, respectively. For fiscal 2004, lower FIFO pricing and higher inventory levels decreased the LIFO reserve, which increased net earnings by approximately $43,000 as compared to an $8,000 reduction in net earnings for fiscal 2003. The components of inventory at each year-end are as follows:

	(In thousands)
	Fiscal Year End
	2004
	As restated
	(Note 15)	2003
Raw materials	$3,883	$3,293
Work-in-process	2,385	1,081
Finished goods	8,542	8,543

	$14,810	$12,917

3. PROPERTY AND EQUIPMENT

	(In thousands)
	Fiscal Year End
	2004	2003
Land and improvements	$679	$665
Buildings	4,297	3,787
Machinery and equipment	4,159	4,642
Furniture and fixtures	1,638	1,555

	10,773	10,649
Less: Accumulated depreciation	7,431	8,126

	$3,342	$2,523

Depreciation expense for fiscal 2004, 2003, and 2002 was $530,000, $614,000, and $654,000, respectively. Amortization expense for fiscal 2002 amounted to $307,000.

4. NOTES PAYABLE AND LINES OF CREDIT

NOTES PAYABLE:

	(In thousands)
	Fiscal Year End
	July 31, 2004	August 2, 2003
Note payable, bank, due in monthly installments of $56,477 including interest at the prime rate less 0.5% (3.75% as of July 31, 2004) through July, 2011. All inventory, accounts receivable and property and equipment of the Company’s Dan Post subsidiary are pledged as collateral.	$3,114	$3,672
Note payable, State of Tennessee, due March 2013. Note is payable in 60 monthly installments of $1,930 including interest at 1.5%, then 60 monthly installments of $2,073 including interest at 2.5% and then 120 monthly installments of $2,175 including interest at 3.5%. Land, buildings and building improvements of the Company’s Dan Post subsidiary, are pledged as collateral.	193	212
Note payable, bank, due in 59 monthly installments of $4,460 including interest at the prime rate less 0.5% (3.75% as of July 31, 2004) commencing on July 2, 2004 and 1 final payment of all unpaid principal and interest due on June 2, 2009. The warehouse building property is pledged as collateral.	396	—

	3,703	3,884
Less: Current portion	621	577

	$3,082	$3,307

In September 2004, we paid off the $3.1 million note payable. Annual maturities of long-term debt are as follows (in thousands):

Fiscal Year End:
2005	$3,172
2006	62
2007	64
2008	66
2009	251
thereafter	88

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

Employee benefit program expense amounted to $463,000, $359,000, and $350,000 in 2004, 2003, and 2002, respectively.

6. INCOME TAXES

Significant components of the provision for income taxes are as follows (in thousands):

	2004
	As restated (Note 15)	2003	2002
Current expense (benefit)
Federal	$971	$1,399	$1,305
State	227	218	379

	1,198	1,617	1,684
Deferred expense (benefit)
Federal	131	(55)	(172)
State	23	(10)	(30)

	$1,352	$1,552	$1,482

The components of the provision for deferred income taxes are as follows (in thousands):

	2004
	As restated (Note 15)	2003	2002
Depreciation	$201	$(39)	$41
Accrued employee benefits	(37)	18	(92)
Allowances for doubtful accounts	35	(31)	(54)
Inventory	(29)	(29)	(69)
State net operating loss carry forward	(12)	(115)	(60)
Other	(4)	131	32

Deferred income taxes, expense (benefit)	$154	$(65)	$(202)

Deferred tax liabilities and assets at each year-end are as follows (in thousands):

Deferred tax liabilities:

	2004
	As restated (Note 15)	2003
Depreciation	$(41)	$0

Total deferred tax liabilities	(41)	0

Deferred tax assets:
Depreciation	0	160
Accrued employee benefits	199	162
Allowances for doubtful accounts	129	164
Inventory	124	95
State net operating loss carry forward	127	115
Other	84	264

Total deferred tax asset	663	960

Net deferred tax asset	$622	$960

State net operating loss carry forwards will expire through fiscal 2017.

The reconciliation of income tax computed at the U.S. federal statutory tax rate to actual income tax expense are (in thousands):

	2004
	As restated (Note 15)		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent
Tax at U.S. statutory rate	$1,549	34.0%	$1,356	34.0%	$1,241	34.0%
State income taxes, net of federal tax benefit	287	6.3	251	6.3	230	6.3
Other — net	(484)	(9.5)	(55)	(1.4)	11	0.3

	$1,352	30.8%	$1,552	38.9%	$1,482	40.6%

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

10. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following table sets forth unaudited quarterly financial information from continuing operations for the years ended July 31, 2004 and August 2, 2003 (in thousands):

				Fourth
				As restated
	First	Second	Third	(Note 15)
July 31, 2004
Net revenues	$16,023	$14,896	$17,584	$21,993
Gross profit	4,016	2,941	3,105	4,941
Operating income	1,265	172	704	2,230
Net income	823	126	479	1,778
Net income per common share	.30	.04	.17	.65
August 2, 2003
Net revenues	$14,912	$13,077	$12,799	$13,713
Gross profit	3,809	3,079	3,017	3,514
Operating income	1,226	466	626	1,243
Net income	762	478	474	733
Net income per common share	.28	.17	.17	.26

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

(In thousands)

	Military			Corporate
	Boots	Western/		& Other	Consolidated
	As restated	Work		As restated	As restated
	(Note 15)	Boots	Bar Code	(Note 15)	(Note 15)
For the Year Ended July 31, 2004
Net Revenues	$40,104	$20,169	$10,875	$(652)	$70,496
Earnings(loss)from operations	5,147	349	(1,097)	(28)	4,371
Identifiable assets	12,902	13,396	4,810	18,440	49,548
Capital expenditures	1,097	101	120	52	1,370
Depreciation expense and amortization	161	154	59	156	530
Income tax provision (benefit)	1,978	(96)	(379)	(151)	1,352
For the Year Ended August 2, 2003
Net Revenues	$22,272	$22,618	$9,776	$(165)	$54,501
Earnings(loss)from operations	3,775	1,193	(1,536)	129	3,561
Identifiable assets	6,328	14,214	4,987	20,620	46,149
Capital expenditures	84	84	52	29	249
Depreciation expense and amortization	81	162	191	180	614
Income tax provision (benefit)	1,446	192	(531)	445	1,552
For the Year Ended August 3, 2002
Net Revenues	$20,030	$20,153	$11,034	$(472)	$50,745
Earnings(loss)from operations	4,717	999	(1,847)	(4)	3,865
Identifiable assets	4,347	13,536	5,946	18,100	41,929
Capital expenditures	107	380	27	38	552
Depreciation expense and amortization	88	134	533	206	961
Income tax provision (benefit)	1,750	370	(685)	47	1,482

15. RESTATEMENT OF FINANCIAL STATEMENTS

The financial statements for the year ended July 31, 2004 have been restated to correct compilation errors in the military boot operation’s year-end physical inventory. The effect of the compilation errors resulted in the following changes as of July 31, 2004:

	As Previously
	Reported	As Restated
Balance Sheet:
Inventories	$15,739	$14,810
Income tax receivable	364	676
Accrued employee benefits	607	524
Retained earnings	31,123	30,589
Statement of Operations:
Cost of revenues	54,563	55,493
Gross profit	15,933	15,003
Selling, general & administrative expenses	10,716	10,632
Earnings from continuing operations before income taxes and minority interest	5,402	4,556
Provision for income taxes	1,664	1,352
Net earnings from continuing operations	3,740	3,206
Net earnings	3,543	3,009
Earnings per share:
From continuing operations	1.35	1.16
Net earnings	1.28	1.09

McRAE INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		ADDITIONS
			CHARGED
	BALANCE AT	CHARGED TO	TO OTHER				BALANCE
	BEGINNING	COSTS AND	ACCOUNTS		DEDUCTION/		AT END OF
DESCRIPTION	OF PERIOD	EXPENSES	DESCRIBE		WRITE-OFF		PERIOD
Year ended July 31, 2004
Allowance for Doubtful Accounts	$431,000	$314,000			$(406,000	)(1)	$339,000
Allowance for Inventory Write-downs	250,000	75,000			—		325,000
Employee Benefit Accrual	427,000	463,000	$10,000	(3)	(376,000	)(2)	524,000
Health Insurance Accrual	200,000	70,000			—		270,000
Year ended August 2, 2003
Allowance for Doubtful Accounts	$349,000	$87,000			$(5,000	)(1)	$431,000
Allowance for Inventory Write-downs	175,000	75,000			—		250,000
Employee Benefit Accrual	474,000	359,000	$(55,000	)(3)	(351,000	)(2)	427,000
Health Insurance Accrual	225,000	(25,000)			—		200,000
Year ended August 3, 2002
Allowance for Doubtful Accounts	$213,000	$211,000			$(75,000	)(1)	$349,000
Allowance for Inventory Write-downs	—	175,000			—		175,000
Employee Benefit Accrual	239,000	351,000	$66,000	(3)	(182,000	)(2)	474,000
Health Insurance Accrual	250,000	(25,000)			—		225,000

(1)	Uncollectible accounts written off

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

In connection with the audit of our consolidated financial statements for the fiscal year ended July 31, 2004, our independent auditors informed us that they had discovered significant deficiencies in our internal control over financial reporting that in the aggregate constituted material weaknesses under standards established by the Public Company Accounting Oversight Board. These deficiencies, which were noted across all of the Company’s operating divisions, are generally the result of incompatible duties, undocumented controls, lack of monitoring controls and the lack of an internal audit function. Additionally, the discovery of compilation errors in the military boot operation’s fiscal 2004 year-end inventory required us to restate our financial statements as of July 31, 2004 and for the fiscal year then ended included in our Annual Report on Form 10-K originally filed by us on October 29, 2004. Upon completion by our independent auditors of their review of the accounting for inventory in our financial statements as previously reported for fiscal 2004, our independent auditors informed us that in their view there were material internal control weaknesses related to the compilation of the Company’s inventory.

Certain of these internal control weaknesses may also constitute deficiencies in the Company’s disclosure controls. We have performed substantial additional procedures in an effort to ensure that these internal control deficiencies do not lead to further material misstatements in our consolidated financial statements and to enable the completion of the independent auditor’s audit of our consolidated financial statements. We have initiated corrective actions to address these internal control deficiencies, and will continue to evaluate the effectiveness of our disclosure controls and internal controls and procedures on an ongoing basis, taking corrective action as appropriate.

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, during the second quarter of fiscal 2005 we initiated certain corrective actions to address certain of the internal control deficiencies that have been identified, including several relating to our accounting for inventory at our military boot operation.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEMS 10-14.

Items 10 through 14 are incorporated herein by reference to the sections captioned “PRINCIPAL STOCKHOLDERS AND HOLDINGS OF MANAGEMENT,” “ELECTION OF DIRECTORS,” “DIRECTOR COMPENSATION,” “EXECUTIVE OFFICERS,” “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION,” “EQUITY PLAN COMPENSATION INFORMATION,” “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,” “EXECUTIVE COMPENSATION,” “STOCK PERFORMANCE GRAPH,” “COMPENSATION COMMITTEE REPORT,” “SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE,” “CODES OF ETHICS” and “RATIFICATION OF APPOINTMENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS” in the Registrant’s Proxy Statement for the Annual Meeting of Stockholders held December 16, 2004.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	(1) Report of Independent Registered Public Accounting Firm McRae Industries, Inc. and Subsidiaries consolidated financial statements:

Consolidated Balance Sheets as of July 31, 2004 and August 2, 2003.

Consolidated Statements of Operations for the Years Ended July 31, 2004, August 2, 2003, and August 3, 2002.

Consolidated Statements of Shareholders’ Equity for the Years Ended July 31, 2004, August 2, 2003, and August 3, 2002.

Consolidated Statements of Cash Flows for the Years Ended July 31, 2004, August 2, 2003, and August 3, 2002.

Notes to Consolidated Financial Statements.

(2)	Financial Statement Schedule:

Schedule II

(3)	Exhibits:

3.1	Certificate of Incorporation (Filed as Exhibit 3.1 to the Registrant’s Form S-14, Registration N. 2-85908).

3.2	Amendment to the Certificate of Incorporation (Filed as Exhibit 3 to the Registrant’s Form 10-K for the year ended August 1, 1987).

3.3	Restated Bylaws of the Registrant effective May 29, 2001 (Filed as Exhibit 3.3 to the Registrant’s Form 10-K for the fiscal year ended July 28, 2001).

10.1	1985 McRae Industries, Inc. Non-Qualified Stock Option Plan (Filed as Exhibit 10 to the Registrant’s Form 10-K for the fiscal year ended August 3, 1985).*

10.2	Technical Assistance Agreement dated September 13, 1984 between the Registrant and Ro-Search, Incorporated (Filed as Exhibit 10.4 to the Registrant’s Form 10-K for the fiscal year ended July 28, 1984).

10.3	Stock Purchase Agreement and Guaranty Agreement as of April 7, 1996 among Walter A. Dupuis, Kenneth O. Moore, William Glover, and McRae Industries, Inc., (Filed as Exhibit 2 to the Registrant’s current report on Form 8-K filed May 11, 1996).

10.4	Split Dollar Life Insurance Arrangement (Filed as Exhibit 10.10 to the Registrant’s Form 10-K for the fiscal year ended August 3, 2002).

10.5	Award/Contract between Defense Personnel Support Center and McRae Industries, Inc., dated April 15, 1997 (Filed as Exhibit 10.8 to the Registrant’s Form 10-K for the fiscal year ended August 2, 1997).

10.6	Asset Purchase Agreement among the Company, McRae Office Solutions, Inc., TOPAC U.S.A., Inc., and Connected Office Products, Inc. dated September 9, 2004 (Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed September 9, 2004).

21	Subsidiaries of the Registrant (Filed as Exhibit 21 to the Registrant’s Form 10-K for the fiscal year ended July 31, 2004 filed October 29, 2004).

23	Consent of Independent Registered Public Accounting Firm (Filed herein). Page 47.

31.1	Rule 13a-14(a)/15d-14(a) Certification for D. Gary McRae, President and CEO (Filed herein). Page 48.

31.2	Rule 13a-14(a)/15d-14(a) Certification for Marvin G. Kiser, Sr., Vice President of Finance (Filed herein). Page 49.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), for D. Gary McRae, President and CEO (Filed herein). Page 50.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), for Marvin G. Kiser, Sr., Vice President of Finance (Filed herein). Page 51.

*Denotes a management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K:

We did not file any reports on Form 8-K during the last quarter of fiscal 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

McRAE INDUSTRIES, INC.

Dated: December 22, 2004	By: /s/ D. Gary McRae

D. Gary McRae President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	DATE
/s/ D. Gary McRae	December 22, 2004
D. Gary McRae
President, Treasurer, and Director
(Principal Executive Officer)

/s/ William H. Swan	December 22, 2004

William H. Swan
Director

/s/ Hilton J. Cochran	December 22, 2004

Hilton J. Cochran
Director

/s/ Brady W. Dickson	December 22, 2004

Brady W. Dickson
Director

/s/ Victor A. Karam	December 22, 2004
Victor A. Karam
President — McRae Footwear and Director

/s/ James W. McRae	December 22, 2004

James W. McRae
Vice President, Secretary, and Director

/s/ Marvin G, Kiser, Sr.	December 22, 2004
Marvin G. Kiser, Sr.
Vice President of Finance
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1	Certificate of Incorporation (Filed as Exhibit 3.1 to the Registrant’s Form S-14, Registration N. 2-85908).

3.2	Amendment to the Certificate of Incorporation (Filed as Exhibit 3 to the Registrant’s Form 10-K for the year ended August 1, 1987).

3.3	Restated Bylaws of the Registrant effective May 29, 2001 (Filed as Exhibit 3.3 to the Registrant’s Form 10-K for the fiscal year ended July 28, 2001).

10.1	1985 McRae Industries, Inc. Non-Qualified Stock Option Plan (Filed as Exhibit 10 to the Registrant’s Form 10-K for the fiscal year ended August 3, 1985).*

10.2	Technical Assistance Agreement dated September 13, 1984 between the Registrant and Ro-Search, Incorporated (Filed as Exhibit 10.4 to the Registrant’s Form 10-K for the fiscal year ended July 28, 1984).

10.3	Stock Purchase Agreement and Guaranty Agreement as of April 7, 1996 among Walter A. Dupuis, Kenneth O. Moore, William Glover, and McRae Industries, Inc., (Filed as Exhibit 2 to the Registrant’s current report on Form 8-K filed May 11, 1996).

10.4	Split Dollar Life Insurance Arrangement (Filed as Exhibit 10.10 to the Registrant’s Form 10-K for the fiscal year ended August 3, 2002).

10.5	Award/Contract between Defense Personnel Support Center and McRae Industries, Inc., dated April 15, 1997 (Filed as Exhibit 10.8 to the Registrant’s Form 10-K for the fiscal year ended August 2, 1997).

10.6	Asset Purchase Agreement among the Company, McRae Office Solutions, Inc., TOPAC U.S.A., Inc., and Connected Office Products, Inc. dated September 9, 2004 (Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed September 9, 2004).

21	Subsidiaries of the Registrant (Filed as Exhibit 21 to the Registrant’s Form 10-K for the fiscal year ended July 31, 2004 filed October 29, 2004).

23	Consent of Independent Registered Public Accounting Firm (Filed herein). Page 47.

31.1	Rule 13a-14(a)/15d-14(a) Certification for D. Gary McRae, President and CEO (Filed herein). Page 48.

31.2	Rule 13a-14(a)/15d-14(a) Certification for Marvin G. Kiser, Sr., Vice President of Finance (Filed herein). Page 49.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), for D. Gary McRae, President and CEO (Filed herein) Page 50.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), for Marvin G. Kiser, Sr., Vice President of Finance (Filed herein). Page 51.