Form 10-Q
period 2004-10-30
MCRAE INDUSTRIES INC
filed 2004-12-23
CIK 729284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended October 30, 2004

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

Yes ☐           No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☐           No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $l Par Value—Class A: 1,942,553 shares as of December 15, 2004.
Common Stock, $1 Par Value—Class B: 823,446 shares as of December 15, 2004.

McRae Industries, Inc. and Subsidiaries

INDEX

PART I. FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements	Page No.

	Condensed Consolidated Balance Sheet	3-4

	Condensed Consolidated Statement of Operations	5

	Condensed Consolidated Statement of Cash Flows	6

	Notes to Condensed Consolidated Financial Statements	7-9

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-15

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	16

ITEM 4.	Controls and Procedures	16-17

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	17

ITEM 2.	Changes in Securities and Use of Proceeds	17

ITEM 3.	Default upon Senior Securities	17

ITEM 4.	Submission of Matters to a Vote of Securities Holders	17

ITEM 5.	Other Information	17

ITEM 6.	Exhibits and Reports on Form 8-K	17-18

	Signatures	19

PART I.      FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

McRae Industries, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	October 30, 2004	July 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$10,447	$2,463
Accounts and notes receivable, net	12,503	11,270
Inventories	10,973	14,810
Assets held for sale from discontinued operations	—	11,622
Income tax receivable	15	676
Prepaid expenses and other current assets	453	271

Total current assets	34,391	41,112

Property and equipment, net	3,298	3,342

Other assets:
Notes receivable	33	36
Real estate held for investment	1,444	1,422
Goodwill	362	362
Cash surrender value of life insurance	2,220	2,220
Trademarks	1,049	1,049
Other	5	5

Total other assets	5,113	5,094

	$42,802	$49,548

See notes to condensed consolidated financial statements

McRae Industries, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	October 30, 2004	July 31, 2004
Liabilities and Shareholders’ Equity
Current liabilities:
Notes payable, banks — current portion	$58	$621
Accounts payable	2,707	4,672
Accrued employee benefits	691	524
Accrued payroll and payroll taxes	571	865
Income taxes payable	528
Liabilities held for sale from discontinued operations	—	4,587
Other	985	1,049

Total current liabilities	5,540	12,318

Notes payable, banks, net of current portion	517	3,082

Shareholders’ equity:
Common stock:
Class A, $1 par; Authorized 5,000,000 shares; Issued and outstanding, and 1,943,543 shares, respectively	1,943	1,943
Class B, $1 par; Authorized 2,500,000 shares; Issued and outstanding, and 824,956 shares, respectively	825	825
Additional paid-in capital	791	791
Retained earnings	33,186	30,589

Total shareholders’ equity	36,745	34,148

	$42,802	$49,548

See notes to condensed consolidated financial statements

McRae Industries, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	October 30,	November 1,
	2004	2003
Net revenues	$20,434	$16,023

Costs and expenses:
Cost of revenues	15,842	12,007
Research & development	304	340
Selling, general and administrative	3,076	2,411
Other expense (income), net	(54)	(28)
Interest expense	22	10

Total costs and expenses	19,190	14,740

Earnings from continuing operations before income taxes and minority interest	1,244	1,283
Provision for income taxes	437	462
Minority shareholder’s interest in earnings of subsidiary	—	(2)

Net earnings from continuing operations	807	823
Discontinued operations:
Income (loss) from operations of discontinued business	(438)	(421)
Income tax benefit	170	160
Estimated gain on disposal of business, net of income tax expense of $1,376,000 in fiscal 2004	2,174	—

Net earnings	$2,713	$562

Net earnings per common share- basic:
Earnings from continuing operations	$.29	$.29
Earnings (loss) from discontinued operations	.69	(.09)

Net earnings	$.98	$.20

Weighted average number of common shares outstanding	2,768,499	2,768,499

See notes to condensed consolidated financial statements

McRae Industries, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	October 30,	November 1,
	2004	2003
Net cash provided by operating activities	$1,868	$640

Cash flows from investing activities:
Proceeds from sales of assets	4	1
Purchase of trade names and other assets	(22)	(8)
Capital expenditures	(101)	(53)
Net collections of long-term receivables	3	15

Net cash used in investing activities	(116)	(45)

Cash flows from financing activities:
Principal repayments of notes payable	(3,128)	(142)
Dividends paid	(116)	(115)

Net cash used in financing activities	(3,244)	(257)

Net cash provided by (used in) discontinued operations	9,475	(616)

Net increase (decrease) in cash and cash equivalents	7,983	(278)

Cash and cash equivalents at beginning of period	2,464	3,835

Cash and cash equivalents at end of period	$10,447	$3,557

Note: Non-cash operating activities excluded from this statement of cash flows include accounts receivable, ($894,000), accounts payable, $221,000, and income tax provision $1,206,000, related to the sale of our office products business.

See notes to condensed consolidated financial statements

McRae Industries, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulation of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by the accounting principles generally accepted in the United States for complete financial statements. In addition, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended October 30, 2004 are not necessarily indicative of the results that may be expected for the year ending July 30, 2005. The interim condensed consolidated financial information should be read in conjunction with the Company’s July 31, 2004 audited consolidated financial statements and footnotes thereto included in the McRae Industries, Inc. Annual Report on Form 10-K/A filed with the SEC on December 23, 2004.

Certain reclassifications have been made to the prior year’s financial statements to conform with the current year’s presentation. In particular, our office products business, which was sold on September 9, 2004, has been recorded as a discontinued operation for all periods in this report.

NOTE B – INVENTORIES

The components of inventory consist of the following (in thousands):

	October 30, 2004	July 31, 2004
Raw materials	$2,272	$3,883
Work-in-process	1,036	2,385
Finished goods	7,665	8,542

	$10,973	$14,810

NOTE C – SUBSEQUENT EVENTS

On December 9, 2004, the Company declared a cash dividend of $.08 per share on its Class A Common Stock payable on December 30, 2004 to shareholders of record on December 20, 2004.

NOTE D – DISCONTINUED OPERATIONS

On September 9, 2004, McRae Industries, Inc. entered into a definitive agreement under which it sold substantially all the assets of its McRae Office Solutions, Inc. subsidiary to Connected Office Products, Inc. (COPI). COPI is a subsidiary of TOPAC U.S.A., Inc., which is headquartered in Irvine, California, and operates a network of wholly owned subsidiaries involved in the sales, service, and distribution of office products. Under the terms of the Asset Purchase Agreement, COPI purchased substantially all of the assets of McRae Office Solutions, Inc. for $11,000,000 subject to adjustment based on the net book value of the acquired assets as of August 28, 2004. Based on the Company’s post-closing calculation of the net book value of the acquired assets, the Company expects an approximately $206,000 reduction in the purchase price. The purchaser is in the process of reviewing the calculation of this adjustment and it is subject to change depending on the parties’ final agreement on the amount of the adjustment.

Net revenues for the first quarter of fiscal 2005, which consisted of only one month of operations, amounted to $1.3 million as compared to $5.4 million for the first quarter of fiscal 2004. The net loss from operations for the first quarters of fiscal 2005 and fiscal 2004 amounted to $268,000 and $261,000, respectively, net of income tax benefit.

The estimated gain on the sale of the office products business assets totaled approximately $2.2 million net of a $1.4 million tax provision.

NOTE E – SUMMARY OF BUSINESS SEGMENTS

	Three Months Ended
	October 30,	November 1,
	2004	2003
(In thousands)
Net revenues from continuing operations
Bar Code	$2,802	$2,256
Military Boots	11,516	8,321
Western/Work Boots	6,089	5,879
Eliminations/Other	27	(433)

	20,434	16,023

Net earnings (loss) from continuing operations
Bar Code	(454)	(363)
Military Boots	931	1,484
Western/Work Boots	613	13
Eliminations/Other	154	149

	1,244	1,283
Provision for income taxes	437	462
Minority shareholder’s interest	—	(2)

Net earnings from continuing operations	807	823
Earnings (loss) from discontinued operations, net of tax expense (benefit) of $1,206,000 and ($160,000), respectively	1,906	(261)

Net earnings	$2,713	$562

	October 30,	July 31,
	2004	2004
Assets
Bar Code	$5,262	$4,810
Military Boots	9,021	12,902
Western/Work Boots	13,905	13,396
Eliminations/Other	14,614	18,440

	$42,802	$49,548

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto, and with the Company’s Annual Report on Form 10-K/A for the fiscal year ended July 31, 2004, filed with the SEC on December 23, 2004, including the financial information and management’s discussion and analysis contained therein. As discussed in the Form 10-K/A, including the Introductory Note thereto and in Note 15 to financial statements therein, we filed the Form 10-K/A to restate our financial statements for the fiscal year ended July 31, 2004 included in our Form 10-K originally filed by us on October 29, 2004. The restatement corrected compilation errors in our military boot operation’s year-end physical inventory. Refer to Note 15 in the notes to the financial statements included in the Form 10-K/A for a complete description and quantification of the restatement.

CRITICAL ACCOUNTING POLICIES

Our timely preparation of financial reports and related disclosures requires us to use estimates and assumptions that may cause actual results to be materially different from our estimated results. Specifically, we use estimates when accounting for depreciation, amortization, useful lives for intangible assets, and asset valuation allowances (including those for bad debts, inventory, and deferred income tax asset valuation allowances). Our most critical accounting policies include the following:

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

FINANCIAL CONDITION AND LIQUIDITY

Our cash and cash equivalents at the end of the first quarter of fiscal 2005 totaled $10.4 million as compared to $2.5 million reported for the end of fiscal 2004. Working capital amounted to $28.9 million at the end of the first quarter of fiscal 2005 as compared to $28.8 million at July 31, 2004.

Currently, we have two lines of credit with a bank totaling $4.75 million, all of which was available at October 30, 2004. One credit line totaling $1.75 million (which is restricted to one hundred percent of the outstanding accounts receivable due from the U.S. Government) expires in January 2005. The $3.0 million credit line expires in November 2005. We believe that our current cash and cash equivalents, cash generated from operations, and the available lines of credit will be sufficient to meet our capital requirements for fiscal 2005. Our contractual commitments for fiscal 2005 are approximately $178,000.

Selected cash flow data for the first quarter of fiscal 2005 and 2004 are presented below (in thousands of dollars):

	For the Quarters Ended
	October 30, 2004	November 1, 2003
Source (Use) of Cash
Operating activities:
Net earnings adjusted for depreciation and amortization	$951	$951
Accounts receivable	(399)	(1,579)
Inventories	3,837	1,942
Accounts payable	(2,186)	(292)
Income taxes	(15)	(357)
Net cash provided by operating activities	1,868	640

Net cash provided by operating activities for the first quarter of fiscal 2005 amounted to approximately $1.9 million. Net earnings from continuing operations, as adjusted for depreciation and amortization, provided cash totaling approximately $951,000. Accounts receivable used approximately $339,000 of cash primarily due to the timing of customer payments from seasonally higher first quarter sales in the western and work boot business. This increase in accounts receivable was partially offset by reduced receivables in the military boot and bar code businesses resulting from the timing of customer payments as first quarter sales trailed higher fourth quarter sales. Inventory reductions primarily attributable to lower military boot inventory as the U. S. Government eased the “surge” requirement for military boots and higher than anticipated demand for western and work boot products provided approximately $3.8 million of cash. The bar code business used approximately $250,000 of cash to build inventory related to the production of the new bar code product. Accounts payable balances fell by approximately $2.2 million primarily as a result of the timing of vendor payments in the first quarter of fiscal 2005 for heavy inventory investment in the military and western boot businesses ordered in the fourth quarter of fiscal 2004.

Capital expenditures were approximately $101,000 primarily for equipment to produce the new bar code product.

Our debt service used approximately $3.15 million of cash for principal and interest payments primarily to pay off the $3.1 million note for the western and work boot business. Dividends paid during the first quarter amounted to nearly $116,000.

Military boot sales to the U.S. Government are expected to decrease for this fiscal year as a result of completion of the “surge” requirement. This decrease in military boot sales may have a significant impact on the Company’s liquidity.

Off-Balance Sheet Arrangements

We do not currently utilize any off-balance sheet financing arrangements and do not anticipate doing so in the future.

FIRST QUARTER FISCAL 2005, COMPARED TO FIRST QUARTER FISCAL 2004

Consolidated net revenues from continuing operations for the first quarter of fiscal 2005 totaled $20.4 million as compared to $16.0 million for the first quarter of fiscal 2004. This increase in net revenues is primarily attributable to the continued high demand for military combat boots for the U.S. Government and improved sales in the bar code and western and work boot business.

Consolidated gross profit from continuing operations for fiscal 2005 increased to $4.6 million over the $4.0 million reported in fiscal 2004. This growth in gross profit is primarily the result of higher net revenues and higher margins on imported western and work boots.

Consolidated research and development from continuing operations for the first quarter of fiscal 2005 totaled $304,000, down from $340,000 for the first quarter of fiscal 2004 primarily attributable to lower expenditures necessary to complete the new bar code product.

Consolidated selling, general and administrative (SG&A) expenses from continuing operations totaled $3.1 million for the first quarter of fiscal 2005 as compared to $2.4 million for the first quarter of fiscal 2004. This increase in SG&A expenses was primarily the result of higher sales commissions, group health insurance costs, and professional fees associated primarily with compliance costs incurred to assess and improve our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002 and related SEC rules. As a percentage of net revenues from continuing operations, SG&A expenditures increased slightly from 15.0% for the first quarter of fiscal 2004 to 15.2% for the first quarter of fiscal 2005.

As a result of the above, consolidated earnings from continuing operations remained steady at approximately $1.3 million for the first quarter of fiscal 2005 and 2004.

Bar Code Business

Net revenues for the bar code business totaled $2.8 million for the first quarter of fiscal 2005 as compared to $2.3 million for the first quarter of fiscal 2004. This growth in net revenues resulted primarily from increased sales of system hardware, ribbons, and label sales as a result of an improved market for these products.

Gross profit amounted to $721,000 for the first quarter of fiscal 2005 as compared to $681,000 for the same period of fiscal 2004. This increase in gross profit was primarily the result of increased net revenues for the first quarter of fiscal 2005.

SG&A and research and development costs were $1.2 million for the first quarter of fiscal 2005 as compared to $1.0 million for the first quarter of fiscal 2004. This increase in SG&A costs is primarily the result of higher group health insurance and professional fees. As a percentage of net revenues, SG&A expenditures decreased from 43.5% for the first quarter of fiscal 2004 as compared to 42.9% for the first quarter of fiscal 2005.

As a result of the above, the bar code business loss from operations totaled $451,000 for the first quarter of fiscal 2005 as compared to an operating loss of $366,000 for the first quarter of fiscal 2004.

Military Boot Business

Net revenues for the military boot business for the first quarter of fiscal 2005 totaled $11.5 million as compared to $8.3 million for the first quarter of fiscal 2004. This growth in net revenues was primarily attributable to increased military boot requirements for the U.S. Government (the Government).

Gross profit totaled approximately $1.8 million for the first quarter of both fiscal 2005 and fiscal 2004. As a percentage of net revenues, gross profit fell from 21.8% for the first quarter of fiscal 2004 to 15.7% for the first quarter of fiscal 2005, primarily the result of lower per unit selling prices under the new Contract awarded to us on September 30, 2003 and higher per unit manufacturing costs due to lower production levels in the first quarter of fiscal 2005.

SG&A expenses for the first quarter of fiscal 2005 increased to $805,000 over the $334,000 reported in the same period for fiscal 2004. This increase was primarily the result of increased health insurance costs and professional fees due in part to an increased allocation of overhead expenses due to the sale of our McRae Office Solutions business.

As a result of the above, the military boot business earnings from operations amounted to approximately $1.0 million for the first quarter of fiscal 2005 as compared to $1.5 million for the first quarter of fiscal 2004.

On September 30, 2004, the Government exercised the first year option under the Contract awarded on September 30, 2003. This option provides for a minimum and maximum boot requirement of 276,460 pair and 1,077,552 pair, respectively. Currently, the Government has not provided any specific quantities to be purchased or definite delivery dates, which has required us to lower current production levels.

Western and Work Boot Business

Net revenues for the western and work boot business for the first quarter of fiscal 2005 totaled $6.1 million as compared to $5.9 million reported for the first quarter of fiscal 2004.

Gross profit for the first quarter of fiscal 2005 was $2.1 million, an increase from the $1.5 million reported for the first quarter of fiscal 2004. This 40.0% increase was primarily attributable to higher margins associated with the shift from manufacturing to importing our western and work boots.

SG&A expenses for the first quarter of fiscal 2005 amounted to $1.4 million as compared to $1.3 million for the first quarter of fiscal 2004. This slight increase is a result of increased sales commissions, advertising, and office supplies, which were offset by lower professional fees and bad debt expenses.

As a result of the above, operating profit for the western and work boot business increased to $747,000 for the first quarter of fiscal 2005 as compared to $146,000 for the first quarter of fiscal 2004.

Discontinued Operations

On September 9, 2004, McRae Industries, Inc. entered into a definitive agreement under which it sold substantially all the assets of its McRae Office Solutions, Inc. subsidiary to Connected Office Products, Inc. (COPI). COPI is a subsidiary of TOPAC U.S.A., Inc., which is headquartered in Irvine, California, and operates a network of wholly owned subsidiaries involved in the sales, service, and distribution of office products. Under the terms of the Asset Purchase Agreement, COPI purchased substantially all of the assets of McRae Office Solutions, Inc. for $11,000,000 subject to adjustment based on the net book value of the acquired assets as of August 28, 2004. Based on the Company’s post-closing calculation of the net book value of the acquired assets, the Company expects an approximately $206,000 reduction in the purchase price. The purchaser is in the process of reviewing the calculation of this adjustment and it is subject to change depending on the parties’ final agreement of the amount of the adjustment.

Net revenues for the first quarter of fiscal 2005, which consisted of only one month of operations, amounted to $1.3 million as compared to $5.4 million for the first quarter of fiscal 2004. The net loss from operations for the first quarters of fiscal 2005 and fiscal 2004 amounted to $268,000 and $261,000, respectively, net of income tax benefit.

The estimated gain on the sale of the office products business assets totaled approximately $2.2 million net of a $1.4 million tax provision.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

There were no accounting standards issued for the first quarter of fiscal 2005 that were applicable to us.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes related to the aggregate $4.75 million lines of credit and a term loan through our military boot business (the term loan through our wholly owned subsidiary, Dan Post Boot Company was paid off in September 2004). As of October 30, 2004, there was no outstanding indebtedness under the lines of credit and approximately $386,000 was outstanding on a term loan. We do not buy or sell derivative financial instruments for trading purposes. Borrowings under these credit facilities described above bear interest at rates based upon the “Prime Rate” or the “Prime Rate” less a margin of one-half percent offered by the applicable lender. We have not entered into any swap agreements or engaged in any other hedging activities with respect to this variable rate indebtedness. A 10% increase in the interest rates under these credit facilities would increase annual interest expense by approximately $1,600 (assuming that our aggregate borrowings under the credit facilities averaged $377,000 during a fiscal year).

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

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

Certain of these internal control weaknesses may also constitute deficiencies in the Company’s disclosure controls. We have performed substantial additional procedures in an effort to ensure that these internal control deficiencies do not lead to further material misstatements in our consolidated financial statements. We have initiated corrective actions to address these internal control deficiencies, and will continue to evaluate the effectiveness of our disclosure controls and internal controls and procedures on an ongoing basis, taking corrective action as appropriate.

There were no changes in our internal control over financial reporting that occurred during the first quarter of fiscal 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, during the second quarter of fiscal 2005 we initiated certain corrective actions to address certain of the internal control deficiencies that have been identified, including several relating to our accounting for inventory at our military boot operation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

While from time to time we are engaged in litigation incidental to our business, we are not currently party to any material legal proceedings.

Items 2, 3, 4, and 5.

These items are not applicable and have been omitted.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the registrant’s Form S-14, Registration No. 2-85908).

	3.2	Amendment to the Certificate of Incorporation (Incorporated by reference to Exhibit 3 to the registrant’s Form 10-K for the year ended August 1, 1987).

	3.3	Restated Bylaws of the registrant effective May 29, 2001. (Incorporated by reference to Exhibit 3.3 to the registrant’s Form 10-K for the year ended July 28, 2001).

	31.1	Rule 13a-14(a)/15d-14(a) Certification for D. Gary McRae, President and CEO (Filed herein). Page 19-20.

	31.2	Rule 13a-14(a)/15d-14(a) Certification for Marvin G. Kiser, Sr., Vice President of Finance (Filed herein). Page 21-22.

	32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), for D. Gary McRae, President and CEO (Filed herein) Page 23.

	32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), for Marvin G. Kiser, Sr., Vice President of Finance (Filed herein). Page 24.

(b)	On September 9, 2004, we filed a Form 8-K to report the sale of our McRae Office Solutions unit to Connected Office Products, Inc. pursuant to an Asset Purchase Agreement among McRae Industries, Inc., McRae Office Solutions, Inc., TOPAC U.S.A., Inc., and Connected Office Products, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McRae Industries, Inc.
(Registrant)

Date:	December 23, 2004	By:	/s/ D. Gary McRae

D. Gary McRae President and CEO (Principal Executive Officer)

Date:	December 23, 2004	By:	/s/ Marvin G. Kiser, Sr.

Marvin G. Kiser, Sr. (Principal Accounting Officer)