Form 10-Q
period 2005-01-29
MCRAE INDUSTRIES INC
filed 2005-03-15
CIK 729284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Quarter Ended January 29, 2005.

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

Yes ☐ No ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $l Par Value — Class A: 1,948,153 shares as of March 11, 2005.
Common Stock, $1Par Value — Class B: 817,846 shares as of March 11, 2005.

McRae Industries, Inc. and Subsidiaries

INDEX

PART I. FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements	Page No.

	Condensed Consolidated Balance Sheets	3-4

	Condensed Consolidated Statements of Operations	5

	Condensed Consolidated Statements of Cash Flows	6

	Notes to Condensed Consolidated Financial Statements	7-9

ITEM 2.	Management’s Discussion And Analysis of Financial Condition and Results of Operations	9-16

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	16

ITEM 4.	Disclosure Controls and Procedures	16-17

	PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	17

ITEM 2.	Changes in Securities and Use of Proceeds	17

ITEM 3.	Defaults upon Senior Securities	17

ITEM 4.	Submission of Matters to a Vote of Security Holders	18

ITEM 5.	Other Information	18

ITEM 6.	Exhibits	18

	Signatures	19

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

McRae Industries, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
(In thousands, except share and per share data)

	January 29, 2005	July 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$13,424	$2,463
Accounts and notes receivable, net	9,788	11,270
Inventories	9,290	14,810
Assets held for sale from discontinued operations	—	11,622
Income tax receivable	615	676
Prepaid expenses and other current assets	492	271

Total current assets	33,609	41,112

Property and equipment, net	3,166	3,342

Other assets:
Notes receivable	29	36
Real estate held for investment	1,542	1,422
Goodwill	362	362
Cash surrender value of life insurance	2,220	2,220
Trade names	1,049	1,049
Other	5	5

Total other assets	5,207	5,094

Total assets	$41,982	$49,548

See notes to condensed consolidated financial statements

McRae Industries, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS’ EQUITY
(In thousands, except share and per share data)

	January 29, 2005	July 31, 2004
Liabilities and Shareholders’ Equity
Current liabilities:
Notes payable, banks - current portion	$58	$621
Accounts payable	2,470	4,672
Accrued employee benefits	269	524
Accrued payroll and payroll taxes	621	865
Liabilities held for sale from discontinued operations	—	4,587
Other	990	1,049

Total current liabilities	4,408	12,318

Notes payable, banks, net of current portion	503	3,082

Shareholders’ equity:
Common stock:
Class A, $1 par; Authorized 5,000,000 shares; Issued and outstanding 1,943,553 and 1,943,543 shares, respectively	1,943	1,943
Class B, $1 par; Authorized 2,500,000 shares; Issued and outstanding 824,946 and 824,956 shares, respectively	825	825
Additional paid-in capital	791	791
Retained earnings	33,512	30,589

Total shareholders’ equity	37,071	34,148

Total liabilities and shareholders’ equity	$41,982	$49,548

NOTE: The condensed consolidated balance sheet at July 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements

McRae Industries, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	January 29,	January 31,	January 29,	January 31,
	2005	2004	2005	2004
Net revenues	$15,525	$14,896	$35,958	$30,919
Cost of revenues	11,762	11,956	27,567	23,963

Gross profit	3,763	2,940	8,391	6,956

Costs and expenses:
Research & development	289	449	629	789
Selling, general and administrative	2,811	2,321	5,887	4,731
Other expense (income), net	(44)	(25)	(98)	(53)
Interest expense (income)	9	(11)	31	—

Total costs and expenses	3,065	2,734	6,449	5,467

Earnings from operations before income taxes and minority interest	698	206	1,942	1,489
Provision for income taxes	214	82	651	544
Minority shareholder’s interest in earnings of subsidiary	—	(3)	—	(5)

Net earnings from continuing operations	484	127	1,291	950
Discontinued operations:
Loss from discontinued operations	(3)	(228)	(441)	(649)
Income tax benefit	1	87	171	247
Estimated gain on disposal of business, net of income tax expense of $1,376,000 in fiscal 2004	—	—	2,174	—

Net earnings	$482	$(14)	$3,195	$548

Net earnings per common share-basic:
Earnings from continuing operations	.17	.05	.46	.34
Earnings (loss) from discontinued operations	—	(.05)	.69	(.14)

Net earnings	$.17	$.00	$1.15	$.20

Weighted average number of common shares outstanding	2,768,499	2,768,499	2,768,499	2,768,499

See notes to condensed consolidated financial statements

McRae Industries, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	January 29, 2005	January 31, 2004
Net cash provided by operating activities	$5,194	$1,799

Cash flows from investing activities:
Proceeds from sales of assets	4	1
Purchase of land for investment	(120)	(59)
Capital expenditures	(113)	(307)
Net collections of long-term receivables	7	31

Net cash used in investing activities	(222)	(334)

Cash flows from financing activities:
Principal repayments of notes payable	(3,142)	(285)
Dividends paid	(272)	(230)

Net cash used in financing activities	(3,414)	(515)

Net cash provided by (used in) discontinued operations	9,403	(1,356)

Net increase (decrease) in cash and cash equivalents	10,961	(406)
Cash and cash equivalents at beginning of period	2,463	3,835

Cash and cash equivalents at end of period	$13,424	$3,429

See notes to condensed consolidated financial statements

McRae Industries, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by the accounting principals generally accepted in the United States for complete financial statements. In addition, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended January 29, 2005 are not necessarily indicative of the results that may be expected for the year ending July 30, 2005. The interim condensed consolidated financial information should be read in conjunction with the Company’s July 31, 2004 audited consolidated financial statements and footnotes thereto included in the McRae Industries, Inc. Annual Report filed on Form 10-K/A with the SEC.

Certain reclassifications have been made to the prior year’s financial statements to conform with the current year’s presentation. In particular, our office products business, which was sold on September 9, 2004, has been recorded as a discontinued operation for all periods in this report.

NOTE B - INVENTORIES

The components of inventory, net of reserves of $1.1 million and $1.0 million, respectively, consist of the following (in thousands):

	January 29, 2005	July 31, 2004
Raw materials	$2,252	$3,883
Work-in-process	930	2,385
Finished goods	6,108	8,542

	$9,290	$14,810

NOTE C - SUBSEQUENT EVENTS

On March 7, 2005, the Company declared a cash dividend of $.08 per share on its Class A Common Stock payable on April 1, 2005, to shareholders of record on March 18, 2005.

NOTE D – DISCONTINUED OPERATIONS

On September 9, 2004, McRae Industries, Inc. entered into a definitive agreement under which it sold substantially all the assets of its McRae Office Solutions, Inc. subsidiary to Connected Office Products, Inc. (COPI). COPI is a subsidiary of TOPAC U.S.A., Inc., which is headquartered in Irvine, California, and operates a network of wholly owned subsidiaries involved in the sales, service, and distribution of office products. Under the terms of the Asset Purchase Agreement, COPI purchased substantially all of the assets of McRae Office Solutions, Inc. for $11,000,000 subject to adjustment based on the net book value of the acquired assets as of August 28, 2004. Based on the Company’s post-closing calculation of the net book value of the acquired assets, the Company expects an approximate $206,000 reduction in the purchase price, which is reflected in the gain calculation. COPI has reviewed this calculation and has asserted a claim for an additional $248,000 reduction. We disagree with COPI’s assertion and have disputed this claim.

Discontinued operations net revenues for the first six months of fiscal 2005, which consisted of only one month of operations, amounted to $1.3 million as compared to $9.9 million for the first six months of fiscal 2004. The net loss from discontinued operations for the first six months of fiscal 2005 and fiscal 2004 amounted to $270,000 and $402,000, respectively, net of income tax benefit.

The estimated gain on the sale of the office products business assets totaled approximately $2.2 million net of a $1.4 million tax provision.

NOTE E – SUMMARY OF BUSINESS SEGMENTS

	Three Months Ended		Six Months Ended
	January 29,	January 31,	January 29,	January 31,
(In thousands)	2005	2004	2005	2004
Net revenues from continuing operations

Bar Code	$2,943	$2,655	$5,745	$4,911
Military Boots	6,478	7,421	17,994	15,742
Western/Work Boots	5,919	5,119	12,007	10,998
Eliminations/Other	185	(299)	212	(732)

	15,525	14,896	35,958	30,919

Net (loss) earnings from continuing operations

Bar Code	(340)	(358)	(794)	(721)
Military Boots	286	592	1,217	2,076
Western/Work Boots	423	(178)	1,036	(165)
Eliminations/Other	329	150	483	299

	698	206	1,942	1,489

Provision for income taxes	214	82	651	544

Minority shareholder’s interest	—	(3)	—	(5)

Net earnings from continuing operations	484	127	1,291	950

Earnings (loss) from discontinued operations, net of tax expense (benefit)	(2)	(141)	1,904	(402)

Net earnings (loss)	$482	$(14)	$3,195	$548

	January 29,	July 31,
	2005	2004
Assets

Bar Code	$5,483	$4,810
Military Boots	7,141	12,902
Western/Work Boots	11,270	13,396
Eliminations/Other	18,088	18,440

	$41,982	$49,548

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto, and with the Company’s Annual Report on Form 10-K/A for the fiscal year ended July 31, 2004 including the financial information and management’s discussion and analysis contained therein.

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

Intangible Assets

We determine the utility of goodwill and trademarks based on estimated future cash flows and test for impairment in accordance with applicable accounting pronouncements. We estimate future cash flows based on historical performance and our knowledge of known factors likely to impact future cash flows. Actual future performance may be different from management’s projections.

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

FINANCIAL CONDITION AND LIQUIDITY

Our cash and cash equivalents for the six months ended January 29, 2005, totaled approximately $13.4 million as compared to approximately $2.5 million at July 31, 2004. Working capital at the end of the first six months of fiscal 2005 amounted to $29.2 million, up slightly from $28.8 million at July 31, 2004.

Currently, we have two lines of credit with a bank totaling $4.75 million, all of which was available at January 29, 2005. One credit line totaling $1.75 million (which is restricted to one hundred percent of the outstanding accounts receivable due from the U.S. Government) expires in January 2006. The $3.0 million credit line expires in November 2005.

We believe that our current cash and cash equivalents, cash generated from operations, and available lines of credit will be sufficient to meet our capital requirements for the remainder of fiscal 2005. Our contractual commitments for fiscal 2005 are approximately $178,000.

Selected cash flow data for the first six months of fiscal 2005 are presented below (in thousands):

For the Six Months
Ended
January 29, 2005
Source (Use) of Cash
Operating activities:
Net earnings from continuing operations adjusted for depreciation	$1,579
Accounts receivable	1,482
Inventories	5,520
Accounts payable	(2,202)
Net cash provided by operating activities	5,194

Net cash provided by discontinued operations	9,403

Net cash provided by operating activities for the first six months of fiscal 2005 totaled approximately $5.2 million. Net earnings from continuing operations, adjusted for depreciation, provided $1.6 million of cash. Trade accounts receivable provided $1.5 million of cash primarily attributable to the timing of collection of accounts related to heavy first quarter sales with declining second quarter sales to the U.S. Government. Inventory fell by approximately $5.5 million primarily the result of higher than anticipated demand for western and work boot products and the decline in military boot requirements by the U.S.

Government. The decrease in accounts payable used approximately $2.2 million of cash primarily attributable to the timing of payments for inventory related to the military boot and western and work boot businesses.

Capital expenditures consisting primarily of production molds for the new bar code product totaled approximately $113,000.

For the first six months of fiscal 2005, we used approximately $3.1 million to reduce our long-term debt obligations. Dividend payments amounted to approximately $272,000.

The decrease in military boot requirements by the U.S. Government may adversely impact the Company’s liquidity over the long run.

Off-Balance Sheet Arrangements

We do not currently utilize any off-balance sheet financing arrangements and do not anticipate doing so in the future.

SECOND QUARTER FISCAL 2005 COMPARED TO SECOND QUARTER FISCAL 2004

Consolidated net revenues from continuing operations for the second quarter of fiscal 2005 amounted to $15.5 million as compared to $14.9 million for fiscal 2004. This increase in net revenues resulted from higher demand for western and work boot business and bar code business products and was partially offset by lower military boot requirements by the U.S. Government.

Consolidated gross profit for the second quarter of fiscal 2005 amounted to $3.8 million, an increase of 31.0% over the $2.9 million reported for fiscal 2004. As a percentage of net revenues, gross profit for the second quarter of fiscal 2005 was 24.5% as compared to 19.5% for the same period of fiscal 2004. This increase in gross profit was primarily due to increased net revenues and higher margins on imported western and work boots.

Consolidated research and development (R&D) from continuing operations for the second quarter of fiscal 2005 amounted to $289,000 as compared to $449,000 for the same period of fiscal 2004 as the new bar code product moved from the development stage to the production stage.

Consolidated selling, general and administrative (SG&A) expenses from continuing operations totaled $2.8 million, an increase of 21.7% over the $2.3 million reported for the second quarter of fiscal 2004. As a percentage of net revenues, SG&A expenditures for the second quarter of fiscal 2005 were 18.1% as compared to 15.4% for the second quarter of fiscal 2004. This increase in SG&A expenses resulted primarily from higher expenditures for sales commissions, advertising costs, professional fees (including significant costs incurred to achieve compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002), and employee benefit costs, which were partially offset by lower group health insurance costs, primarily attributable to the sale of our McRae Office Solutions business and bad debt expenses.

As a result of the above, consolidated operating profit from continuing operations amounted to $663,000 for the second quarter of fiscal 2005 as compared to consolidated operating profit from continuing operations of $170,000 for the second quarter of fiscal 2004.

Bar Code Business

Net revenues for the bar code business for the second quarter of fiscal 2005 amounted to $2.9 million as compared to $2.7 million for fiscal 2004. This growth in net revenues resulted primarily from an improved market for technology products. Our new product, which was introduced to the market late in the second quarter, had only a minimal impact on net revenues. However, we expect increased contributions from this product for the remainder of this fiscal year.

Gross profit totaled $811,000 for the second quarter of fiscal 2005, up from $792,000 for the same period of fiscal 2004 primarily attributable to the increase in net revenues. As a percentage of net revenues, gross profit fell from 29.3% for the second quarter of fiscal 2004 to 28.0% for the second quarter of fiscal 2005 primarily the result of lower margin resale products comprising a larger percentage of the overall sales mix.

Selling, general and administrative (SG&A) and research and development (R&D) costs for the second quarters of both fiscal 2005 and 2004 amounted to approximately $1.2 million. R&D costs fell from $450,000 for the second quarter of fiscal 2004 to $289,000 for the second quarter of fiscal 2005 as the new bar code product moved from development to production. SG&A expenses increased approximately $150,000 primarily attributable to higher sales and marketing costs and professional fee expenditures.

As a result of the above, the bar code business loss from operations totaled $347,000 for the second quarter of fiscal 2005 as compared to a loss from operations of $370,000 for the second quarter of fiscal 2004.

Military Boot Business

Net revenues for the military boot business for the second quarter of fiscal 2005 amounted to $6.5 million, a decrease of 12.2% from the $7.4 million reported for the same period of fiscal 2004. This decrease in net revenues resulted primarily from lower military boot requirements for the U.S. Government (the Government), which was partially offset by slightly higher sales of military boots to Israel.

Gross profit for the second quarter of fiscal 2005 was approximately $856,000, down from $923,000 for the second quarter of fiscal 2004 primarily the result of reduced net revenues. As a percentage of net revenues, gross profit grew from 12.5% for the second quarter of fiscal 2004 to 13.2% for the second quarter of fiscal 2005 primarily attributable to lower per unit costs resulting from manufacturing efficiencies associated with increased production levels and a greater proportion of higher margin sales to Israel in the sales mix.

Selling, general and administrative expenses for the military boot business for the second quarter of fiscal 2005 totaled approximately $569,000, an increase from the $338,000 reported for the second quarter of fiscal 2004. This increase is primarily attributable to higher group health insurance costs and professional fees due to an increased allocation of overhead expenses related to the sale of our McRae Office Solutions business.

As a result of the above, the military boot business earnings from operations for the second quarter of fiscal 2005 amounted to $287,000, as compared to $586,000 reported for the second quarter of fiscal 2004.

On September 30, 2004, the U.S. Government (the Government) exercised the first year option under our Contract with the Government awarded to us on September 30, 2003 (the Contract). Since the completion of the “surge” requirement in the first quarter of fiscal 2005, the Government has reduced its production requirement and the minimum boot requirement under the Contract has been reduced from 276,460 pair to 138,230 pair. In addition, we were not successful in securing a recent Government contract to supplement our current Contract. As a result, on March 3, 2005 we decided to consolidate all military boot production at our North Carolina plant by closing our Tennessee manufacturing facility effective March 18, 2005. The closing of this plant will impact 120 employees and we estimate will cause us to incur approximately $130,000 to $140,000 in severance costs. We are currently evaluating asset impairment issues (the Tennessee manufacturing facility currently has a book value of approximately $330,000) and other matters related to the plant closing.

Western and Work Boot Business

Net revenues for the western and work boot business for the second quarter of fiscal 2005 totaled $5.9 million, an increase of 15.7% over the $5.1 million reported for the second quarter of fiscal 2004 primarily the result of increased demand for western and work boot products. Indicators point to an emerging fashion trend for these products.

Gross profit for the second quarter of fiscal 2005 amounted to $1.9 million as compared to $1.2 million for the second quarter of fiscal 2004 primarily attributable to increased net revenues and higher margins associated with the shift from manufacturing to importing our western and work boots. As a percentage of net revenues, gross profit increased from 23.5% for the second quarter of fiscal 2004 to 32.2% for the second quarter of fiscal 2005.

SG&A expenses for the second quarter of fiscal 2005 totaled $1.3 million as compared to $1.2 million for the same period for fiscal 2004. This increase in SG&A expenses resulted primarily from higher expenditures for sales commissions, group health insurance, office supplies, and advertising expenses, which were slightly offset by lower bad debt charges, sales and marketing expenses, and professional fees.

As a result of the above, operating profit for the western and work boot business for the second quarter of fiscal 2005 amounted to $587,000 as compared to an operating loss of $38,000 for the second quarter of fiscal 2004.

FIRST SIX MONTHS FISCAL 2005 COMPARED TO FIRST SIX MONTHS FISCAL 2004

Consolidated net revenues from continuing operations for the first six months of fiscal 2005 amounted to $36.0 million as compared to $30.9 million for the first six months of fiscal 2004 as all three of our main businesses posted increased net revenues which are further discussed below.

Consolidated gross profit from continuing operations for the first six months of fiscal 2005 totaled $8.4 million as compared to $7.0 million for the first six months of fiscal 2004 primarily the result of the increase in net revenues. As a percentage of net revenues, gross profit remained consistent at approximately 23% for the first six months of both fiscal 2005 and fiscal 2004.

Consolidated research and development (R&D) expenses from continuing operations for the first six months of fiscal 2005 was $629,000, down from $789,000 reported for the first six months from continuing operations of fiscal 2004. This decrease resulted from the completion of the development stage of the new bar code product, which was introduced to the market in January 2005.

Consolidated selling, general and administrative (SG&A) expenses from continuing operations for the first six months of fiscal 2005 amounted to $5.9 million as compared to $4.7 million reported for the same period of fiscal 2004. This 25.5% growth in SG&A costs is primarily the result of increased expenditures for group health insurance, professional fees (including significant costs incurred to achieve compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002), sales commissions, employee benefit costs and advertising, which were partially offset by decreased expenditures for sales and marketing costs, and bad debt charges.

As a result of the above, net earnings from continuing operations for the first six months of fiscal 2005 totaled $1.9 million as compared to $1.4 million reported for the first six months from continuing operations of fiscal 2004.

Bar Code Business

Net revenues for the first six months of fiscal 2005 totaled $5.7 million, as compared to the $4.9 million reported for the first six months of fiscal 2004. This growth in net revenues resulted primarily from an improving market for bar code products and the introduction of our new bar code product.

Gross profit for the first six months of fiscal 2005 grew to $1.6 million, up from $1.5 million for the first six months of fiscal 2004 primarily attributable to the increase in net revenues. As a percentage of net revenues, gross profit decreased to 28.1% for the first six months of fiscal 2005 as compared to 30.6% reported for the first six months of fiscal 2004. This decline in gross profit resulted primarily from lower margin purchased products being a greater part of the overall sales mix.

SG&A and R&D expenses for the first six months of fiscal 2005 amounted to $2.4 million as compared to $2.2 million reported for the first six months of fiscal 2004. R&D expenditures fell $160,000 for the first six months of fiscal 2005 as compared to the same period of fiscal 2004 as a result of the completion of the new bar code product’s development phase and movement to the production phase. SG&A expenses totaled $1.7 million for the first six months of fiscal 2005 as compared to $1.4 million for the first six months of fiscal 2004. This increase in SG&A expenses resulted primarily from higher expenditures for sales commissions, group health insurance, and professional fees, which were partially offset by lower expenditures for travel expenses.

As a result of the above, the bar code business loss from operations for the first six months of fiscal 2005 amounted to $798,000 as compared to an operating loss of $738,000 for the first six months of fiscal 2004.

Military Boot Business

Net revenues for the military boot business for the first six months of fiscal 2005 amounted to $18.0 million as compared to $15.7 million for the first six months of fiscal 2004. This 14.6% increase in net revenues is primarily the result of the Government’s “surge” requirement being in effect for a greater portion of the fiscal 2005 period as compared to the fiscal 2004 period.

Gross profit amounted to $2.6 million for the first six months of fiscal 2005 as compared to $2.7 million for the first six months of fiscal 2004. As a percentage of net revenues, gross profit decreased from the 17.2% reported for the first six months of fiscal 2004 to 14.4% for the same period of fiscal 2005. These declines in gross profit resulted primarily from lower sales prices associated with the option year contract with the Government.

SG&A expenditures for the first six months of fiscal 2005 amounted to approximately $1.4 million as compared to $671,000 for the first six months of fiscal 2004. This increase resulted primarily from higher expenditures for group health insurance and professional fees resulting from increased allocation of overhead expenses due to the sale of our McRae Office Solutions business.

As a result of the above, net earnings from operations for the first six months of fiscal 2005 amounted to $1.2 million as compared to the $2.1 million reported for the first six months of fiscal 2004.

Western and Work Boot Business

Net revenues for the western and work boot business for the first six months of fiscal 2005 totaled $12.0 million up from $11.0 million for the first six months of fiscal 2004 primarily attributable to stronger demand for western and work boot products.

Gross profit for the first six months of fiscal 2005 amounted to $4.0 million, a 48.1% increase over the $2.7 million reported for the same period of fiscal 2004. Gross profit as a percentage of net revenues grew from 24.5% for the first six months of fiscal 2004 to 33.3% for the same period of fiscal 2005. This improvement in gross profit was primarily attributable to increased net revenues and higher margins associated with the shift from manufacturing to importing our western and work boots.

SG&A expenditures for the first six months of fiscal 2005 were approximately $2.7 million as compared to $2.5 million for the first six months of fiscal 2004. This increase in SG&A expenses was primarily the result of higher expenditures for sales commissions, advertising, and employee benefit costs. These expenditures were partially offset by lower charges for professional fees and bad debts.

As a result of the above, the western and work boot business earnings from operations for the first six months of fiscal 2005 amounted to $1.3 million as compared to $108,000 reported for the first six months of fiscal 2004.

Discontinued Operations

On September 9, 2004, McRae Industries, Inc. entered into a definitive agreement under which it sold substantially all the assets of its McRae Office Solutions, Inc. subsidiary to Connected Office Products, Inc. (COPI). COPI is a subsidiary of TOPAC U.S.A., Inc., which is headquartered in Irvine, California, and operates a network of wholly owned subsidiaries involved in the sales, service, and distribution of office products. Under the terms of the Asset Purchase Agreement, COPI purchased substantially all of the assets of McRae Office Solutions, Inc. for $11,000,000 subject to adjustment based on the net book value of the acquired assets as of August 28, 2004. Based on the Company’s post-closing calculation of the net book value of the acquired assets, the Company expects an approximate $206,000 reduction in the purchase price, which is reflected in the gain calculation. COPI has reviewed this calculation and has asserted a claim for an additional $248,000 reduction. We disagree with COPI’s assertion and have disputed this claim.

Discontinued operations net revenues for the first six months of fiscal 2005, which consisted of only one month of operations, amounted to $1.3 million as compared to $9.9 million for the first six months of fiscal 2004. The net loss from discontinued operations for the first six months of fiscal 2005 and fiscal 2004 amounted to $270,000 and $402,000, respectively, net of income tax benefit.

The estimated gain on the sale of the office products business assets totaled approximately $2.2 million net of a $1.4 million tax provision.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2004, Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” was issued to clarify the accounting for abnormal amounts of facility expense, freight, handling costs, and wasted material (spoilage). We are currently evaluating how this standard applies to our business. SFAS No. 151 will be effective for us in fiscal 2006.

In December 2004, SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions” was issued to amend several components of FASB Statements No. 66 and No. 67. This standard is not applicable to our business.

In December 2004, SFAS No. 153, “Exchange of Non-Monetary Assets” was issued to amend APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. We are currently evaluating how this standard applies to our business. SFAS No. 153 will be effective for us in fiscal 2006.

In December 2004, SFAS No. 123 (revised 2004), “Share-Based Payment,” was issued to establish standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. We currently have no plans to participate in transactions of this type. SFAS No. 123 (revised 2004) will be effective for us in fiscal 2006.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes related to the aggregate $4.75 million lines of credit (the term loan through our military boot business was paid off in February 2005 and the term loan through our wholly owned subsidiary, Dan Post Boot Company was paid off in September 2004). As of January 29, 2005, there was no outstanding indebtedness under the lines of credit and approximately $386,000 was outstanding on a term loan. We do not buy or sell derivative financial instruments for trading purposes. Borrowings under these credit facilities described above bear interest at rates based upon the “Prime Rate” or the “Prime Rate” less a margin of one-half percent offered by the applicable lender. We have not entered into any swap agreements or engaged in any other hedging activities with respect to this variable rate indebtedness. A 10% increase in the interest rates under these credit facilities would increase annual interest expense by approximately $1,600 (assuming that our aggregate borrowings under the credit facilities averaged $377,000 during a fiscal year).

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participations of our management, including the Chief Executive Officer and Vice President of Finance, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Vice President of Finance have concluded that, except as discussed below, these disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission rules and forms. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-

benefit relationship of possible controls and procedures. We have designed our disclosure controls and procedures to reach a level of reasonable assurance of achieving desired control objectives and, based on the evaluation described above, our Chief Executive Officer and Vice President of Finance concluded that our disclosure controls and procedures were effective at reaching that level of reasonable assurance, except as discussed below.

In connection with the audit of our consolidated financial statements for the fiscal year ended July 31, 2004, our independent auditors informed us that they had discovered significant deficiencies in our internal control over financial reporting that in the aggregate constituted material weaknesses under standards established by the Public Company Accounting Oversight Board. These deficiencies, which were noted across all of the Company’s operating divisions, are generally the result of incompatible duties, undocumented controls, lack of monitoring controls and the lack of an internal audit function. Additionally, the discovery of compilation errors in the military boot operation’s fiscal 2004 year-end inventory required us to restate our financial statements as of July 31, 2004 and for the fiscal year then ended included in our Annual Report on Form 10-K originally filed by us on October 29, 2004. Upon completion by our independent auditors of their review of the accounting for the inventory restatement in our financial statements as previously reported for fiscal 2004, our independent auditors informed us that in their view there were material internal control weaknesses related to the compilation of the Company’s inventory.

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

During the second quarter of fiscal 2005, we initiated certain corrective actions to address certain of the internal control deficiencies that have been identified, including several relating to our accounting for inventory at our military boot operation. Other than these actions, there were no changes in our internal control over financial reporting that occurred during the second quarter of fiscal 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

While from time to time we are engaged in litigation incidental to our business, we are not currently party to any material legal proceedings.

Items 2 and 3.

These items are not applicable and have been omitted.

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Stockholders held on December 16, 2004, the following individuals were elected to the Board of Directors:

	Votes For		Votes Withheld
	Class A	Class B	Class A	Class B
D. Gary McRae	N/A	720,056	N/A	152
William H. Swan	N/A	720,056	N/A	152
Hilton J. Cochran	N/A	720,051	N/A	157
Victor A. Karam	N/A	720,056	N/A	152
James W. McRae	N/A	720,056	N/A	152
Brady W. Dickson	1,778,319	N/A	23,031	N/A
Marvin G. Kiser, Sr.	1,471,514	N/A	386,824	N/A

The following proposal was approved at the Company’s Annual Meeting:

	Affirmative Votes		Negative Votes		Votes Withheld
	Class A	Class B	Class A	Class B	Class A	Class B
Ratify the appointment of Grant Thornton LLP as an independent registered public accounting firm for the current fiscal year	1,794,157	720,159	7,122	46	71	3

Item 5. Other Information

This item is not applicable and has been omitted.

Item 6. Exhibits

3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form S-14, Registration No. 2-85908).

3.2	Amendment to the Certificate of Incorporation (Incorporated by reference to Exhibit 3 to the Registrant’s Form 10-K for the year ended August 1, 1987).

3.3	Restated Bylaws of the Registrant effective May 29, 2001. (Incorporated by reference to Exhibit 3.3 to the Registrant’s Form 10-K for the year ended July 28, 2001).

31.1	Rule 13a-14(a)/15d-14(a) Certification for D. Gary McRae, President and CEO (Filed herein). Page 20.

31.2	Rule 13a-14(a)/15d-14(a) Certification for Marvin G. Kiser, Sr., Vice President of Finance (Filed herein). Page 21.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), for D. Gary McRae, President and CEO (Filed herein). Page 22.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), for Marvin G. Kiser, Sr., Vice President of Finance (Filed herein). Page 23.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McRae Industries, Inc.
(Registrant)

Date: March 15, 2005	By:	/s/D. Gary McRae

D. Gary McRae
President and CEO
(Principal Executive Officer)

Date: March 15, 2005	By:	/s/Marvin G. Kiser, Sr.

Marvin G. Kiser, Sr.
(Principal Accounting Officer)