Form 10-Q
period 2005-04-30
MCRAE INDUSTRIES INC
filed 2005-06-14
CIK 729284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended April 30, 2005

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

Common Stock, $1 Par Value—Class A 2,228,762 shares as of June 10, 2005.
Common Stock, $1 Par Value—Class B 539,737 shares as of June 10, 2005.

McRae Industries, Inc. and Subsidiaries

INDEX

		Page No.
	PART I. FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets	3-4

	Condensed Consolidated Statements of Operations	5

	Condensed Consolidated Statements of Cash Flows	6

	Notes to Condensed Consolidated Financial Statements	7-9

ITEM 2.	Management’s Discussion And Analysis of Financial Condition and Results of Operations	10-19

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	19

ITEM 4.	Controls and Procedures	19-20

	PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	20

ITEM 2.	Changes in Securities and Use of Proceeds	20

ITEM 3.	Defaults upon Senior Securities	20

ITEM 4.	Submission of Matters to a Vote of Security Holders	20

ITEM 5.	Other Information	20

ITEM 6.	Exhibits	21

	Signatures	22

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

McRae Industries, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
(In thousands)

	April 30,	July 31,
	2005	2004
	(Unaudited)	(As re-stated)
Assets

Current assets:
Cash and cash equivalents	$14,248	$2,463
Accounts and notes receivable, net	7,845	11,270
Inventories, net (see Note B)	10,389	14,810
Assets associated with discontinued operations	—	11,622
Prepaid income taxes	785	676
Prepaid expenses and other current assets	375	271

Total current assets	33,642	41,112

Property, plant and equipment, net	3,050	3,342

Other assets:
Notes receivable, net	21	36
Real estate held for investment	1,635	1,422
Goodwill	362	362
Cash surrender value of life insurance	2,220	2,220
Trademarks	1,049	1,049
Other	5	5

Total other assets	5,292	5,094

Total assets	$41,984	$49,548

See notes to condensed consolidated financial statements

McRae Industries, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS’ EQUITY
(In thousands)

	April 30,	July 31,
	2005	2004
	(Unaudited)	(As re-stated)
Liabilities and Shareholders’ Equity

Current liabilities:
Notes payable, bank – current portion	$20	$621
Accounts payable	2,815	4,672
Accrued employee benefits	387	524
Accrued payroll and payroll taxes	649	865
Liabilities associated with discontinued operations	—	4,587
Other	915	1,049

Total current liabilities	4,786	12,318

Notes payable, banks, net of current portion	159	3,082

Shareholders’ equity:
Common stock:
Class A, $1 par; Authorized 5,000,000 shares; Issued and outstanding, 1,950,153 and 1,943,543 shares, respectively	1,950	1,943
Class B, $1 par; Authorized 2,500,000 shares; Issued and outstanding, 818,346 and 824,956 shares, respectively	818	825
Additional paid-in capital	791	791
Retained earnings	33,480	30,589

Total shareholders’ equity	37,039	34,148

Total liabilities and shareholders’ equity	$41,984	$49,548

NOTE: The condensed consolidated balance sheet at July 31, 2004 has been derived from the audited condensed consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete condensed consolidated financial statements.

See notes to condensed consolidated financial statements

McRae Industries, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	April 30,	May 1,	April 30,	May 1,
	2005	2004	2005	2004
Net revenues	$12,768	$17,585	$48,726	$48,504
Cost of revenues	9,757	14,498	37,322	38,460

Gross profit	3,011	3,087	11,404	10,044

Costs and expenses:
Research and development	239	333	868	1,122
Selling, general and administrative	2,478	2,049	8,367	6,781
Other expenses (income), net	128	(29)	114	(82)
Interest income, net	(54)	(27)	(107)	(27)

Total costs and expenses	2,791	2,326	9,242	7,794

Earnings from operations before income taxes and minority interest	220	761	2,162	2,250
Provisions for income taxes	77	283	728	827
Minority shareholder’s interest in earnings of subsidiary	—	—	—	(5)

Net earnings from continuing operations	143	478	1,434	1,428
Discontinued operations:
Gain (loss) from discontinued operations	(68)	503	(510)	(146)
Income tax benefit (expense)	49	(191)	221	56
Estimated gain on disposal of business, net of income tax expense of $1,376,000 in fiscal 2004	—	—	2,174	—

Net earnings	$124	$790	$3,319	$1,338

Net earnings per common share – basic:
Earnings from continuing operations	$.06	$.17	$.52	$.51
Earnings (loss) from discontinued operations	(.01)	.11	.68	(.03)

Net earnings	$.05	$.28	$1.20	$.48

Weighted average number of common shares outstanding	2,768,499	2,768,499	2,768,499	2,768,499

See notes to condensed consolidated financial statements

McRae Industries, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	April 30,	May 1,
	2005	2004
Net cash provided by (used in) operating activities	$6,157	$(1,499)

Cash flows from investing activities:
Proceeds from sales of assets	9,911	394
Purchase of land for investment	(212)	(150)
Capital expenditures	(134)	(324)
Net collections of long-term receivables	15	51

Net cash provided by (used in) investing activities	9,580	(29)

Cash flows from financing activities:
Principal repayments of notes payable	(3,524)	(400)
Dividends paid	(428)	(341)

Net cash used in financing activities	(3,952)	(741)

Net increase (decrease) in cash and cash equivalents	11,785	(2,269)
Cash and cash equivalents at beginning of period	2,463	5,822

Cash and cash equivalents at end of period	$14,248	$3,553

See notes to condensed consolidated financial statements

McRae Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by the accounting principles generally accepted in the United States for complete financial statements. In addition, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended April 30, 2005 are not necessarily indicative of the results that may be expected for the year ending July 30, 2005. The interim condensed consolidated financial information should be read in conjunction with the Company’s July 31, 2004 audited condensed consolidated financial statements and footnotes, thereto included in the McRae Industries, Inc. Annual Report filed on Form 10-K/A with the SEC.

Certain reclassifications have been made to the prior year condensed consolidated financial statements to conform to the current year presentation. In particular, our office products business, which was sold on September 9, 2004, has been recorded as a discontinued operation for all periods in this report.

NOTE B — INVENTORIES

The components of inventory, net of reserves of $823,000 and $1.0 million, respectively, consist of the following (in thousands):

	April 30,	July 31,
	2005	2004
Raw materials	$2,440	$3,883
Work-in-process	492	2,385
Finished goods	7,457	8,542

	$10,389	$14,810

NOTE C — SUBSEQUENT EVENTS

On May 31, 2005, the Company declared a cash dividend of $.08 cents per share on its Class A Common Stock payable on June 30, 2005 to shareholders of record on June 16, 2005.

In May 2005, the Company negotiated the terms of an asset purchase agreement providing for the purchase by the Company of certain trademarks and other assets from Texas Boot, Inc. Texas Boot is currently operating as a debtor-in-possession in a case under Chapter 11 of the United States Bankruptcy Code. Under the terms of the asset purchase agreement, the Company would acquire Texas Boot’s trademarks (including the marks Laredo, J. Chisolm, Code West and Performair), its outstanding accounts receivable and certain inventory for approximately $1.175 million plus an amount equal to 75% of the gross book value of the acquired accounts receivable. The asset purchase is subject to higher and better offers at auction, which, if competing bids are received, will be conducted on June 23, 2005. The Bankruptcy Court will then consider approval of the asset sale to the Company or the successful bidder at the auction at a hearing scheduled for June 24, 2005. There is no assurance that the asset purchase agreement will be approved or that we will be successful in obtaining these assets.

On June 10, 2005, our Board of Directors approved a 1-for-200 reverse stock split, to be followed immediately by a 200-for-1 forward stock split, of the outstanding shares of both classes of our common stock (Class A and Class B). If the transaction is approved by the Company’s stockholders and implemented, the Company expects to have fewer than 300 stockholders of record of each class of its common stock, in which event the Company intends to have its shares delisted from the American Stock Exchange and to deregister its shares and cease to be a reporting company under the Securities Exchange Act of 1934.

Pursuant to the transaction, stockholders holding fewer than 200 shares of the Company’s common stock of a particular class immediately before the transaction would have such shares cancelled and converted into the right to receive from the Company a cash payment of $14.25 for each such share owned before the reverse stock split. Stockholders holding 200 or more shares of the Company’s common stock of a particular class immediately before the transaction would continue to hold the same number of shares of that class after completion of the transaction and would not receive any cash payment for their shares of that class.

The Board of Directors created a special committee of non-employee, independent directors to review the proposed transaction. The special committee received an opinion from its financial advisor, Oxford Advisors, LLC, that the cash consideration to be paid in the proposed transaction is fair, from a financial point of view, to the Company’s stockholders.

The proposed transaction is subject to approval by the holders of a majority of the issued and outstanding shares of each class of the Company’s common stock. Stockholders will be asked to approve the transaction at a special meeting of stockholders, currently expected to be held in August 2005. Even if the stockholders approve the transaction, the Board of Directors reserves the right to defer or not to implement the transaction.

NOTE D — DISCONTINUED OPERATIONS

On September 9, 2004, McRae Industries, Inc. entered into a definitive agreement under which it sold substantially all the assets of its McRae Office Solutions, Inc. subsidiary to Connected Office Products, Inc. (COPI). COPI is a subsidiary of TOPAC U.S.A., Inc., which is headquartered in Irvine, California, and operates a network of wholly owned subsidiaries involved in the sales, service, and distribution of office products. Under the terms of the Asset Purchase Agreement, COPI purchased substantially all of the assets of McRae Office Solutions, Inc. for $11,000,000 subject to adjustment based on the net book value of the acquired assets as of August 28, 2004. Based on the Company’s post-closing calculation of the net book value of the acquired assets, the Company expects an approximate $206,000 reduction in the purchase price, which is reflected in the gain calculation. COPI reviewed this calculation and in January 2005 asserted a claim for an additional $248,000 reduction, claiming an additional reserve was needed against acquired inventory. In January 2005, we disagreed with COPI’s assertion and disputed this claim. Since such time, we have not received any additional communication regarding this claim and we do not expect it to reduce the remainder due us.

Discontinued operations net revenues for the first nine months of fiscal 2005, which consisted of only one month of operations, amounted to $1.3 million as compared to $17.1 million for the first nine months of fiscal 2004. The net loss from discontinued operations for the first nine months of fiscal 2005 and fiscal 2004 amounted to $289,000 and $90,000, respectively, net of income tax benefit.

The estimated gain on the sale of the office products business assets totaled approximately $2.2 million net of a $1.4 million tax provision.

NOTE E — SUMMARY OF BUSINESS SEGMENTS

	(In thousands)
	Three Months Ended		Nine Months Ended
	April 30,	May 1,	April 30,	May 1,
	2005	2004	2005	2004
Net revenues from continuing operations

Bar Code	$2,807	$2,868	$8,552	$7,779
Military Boots	4,381	9,920	22,375	25,662
Western/Work Boots	5,520	4,720	17,528	15,718
Eliminations/Other	60	77	271	(655)

	$12,768	$17,585	$48,726	$48,504

Net earnings (loss) from continuing operations

Bar Code	$(348)	$(148)	$(1,142)	$(869)
Military Boots	84	664	1,301	2,740
Western/Work Boots	267	62	1,303	(103)
Eliminations/Other	217	183	700	482

	220	761	2,162	2,250

Provision for income taxes	77	283	728	827

Minority shareholder’s interest	—	—	—	(5)

Net earnings from continuing operations	143	478	1,434	1,428

Earnings (loss) from discontinued operations, net of tax	(19)	312	1,885	(90)

Net earnings	$124	$790	$3,319	$1,338

	April 30,	July 31,
	2005	2004
Assets:

Bar Code	$5,992	$4,810
Military Boots	4,733	12,902
Western/Work Boots	12,344	13,396
Eliminations/Other	18,915	18,440

	$41,984	$49,548

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

PROPOSED REVERSE/FORWARD STOCK SPLIT

On June 10, 2005, our Board of Directors approved a 1-for-200 reverse stock split, to be followed immediately by a 200-for-1 forward stock split, of the outstanding shares of both classes of our common stock (Class A and Class B). If the transaction is approved by the Company’s stockholders and implemented, the Company expects to have fewer than 300 stockholders of record of each class of its common stock, in which event the Company intends to have its shares delisted from the American Stock Exchange and to deregister its shares and cease to be a reporting company under the Securities Exchange Act of 1934.

Pursuant to the transaction, stockholders holding fewer than 200 shares of the Company’s common stock of a particular class immediately before the transaction would have such shares cancelled and converted into the right to receive from the Company a cash payment of $14.25 for each such share owned before the reverse stock split. Stockholders holding 200 or more shares of the Company’s common stock of a particular class immediately before the transaction would continue to hold the same number of shares of that class after completion of the transaction and would not receive any cash payment for their shares of that class.

The Board of Directors created a special committee of non-employee, independent directors to review the proposed transaction. The special committee received an opinion from its financial advisor, Oxford Advisors, LLC, that the cash consideration to be paid in the proposed transaction is fair, from a financial point of view, to the Company’s stockholders.

The proposed transaction is subject to approval by the holders of a majority of the issued and outstanding shares of each class of the Company’s common stock. Stockholders will be asked to approve the transaction at a special meeting of stockholders, currently expected to be held in August 2005. Even if the stockholders approve the transaction, the Board of Directors reserves the right to defer or not to implement the transaction.

INTERNAL CONTROL OVER FINANCIAL REPORTING

In connection with the audit of our condensed consolidated financial statements as of and for the fiscal year ended July 31, 2004, our independent auditors informed us that they had discovered significant deficiencies in our internal control over financial reporting that in the aggregate constituted material weaknesses under standards established by the Public Company Accounting Oversight Board. These deficiencies, which were noted across all of the Company’s operating divisions and which have been present since the Company’s inception, are generally the result of incompatible duties, undocumented controls, lack of monitoring controls and the lack of an internal audit function. Additionally, the discovery of compilation errors in the military boot operation’s fiscal 2004 year-end inventory required us to restate our financial statements as of July 31, 2004 and for the fiscal year ended included in our Annual Report on Form 10-K originally filed by us on October 29, 2004. Upon completion by our independent auditors of their review of the accounting for inventory in our financial statements as previously reported for fiscal 2004, our independent auditors informed us that in their view there were material internal control weaknesses related to the compilation of the Company’s inventory.

We have performed substantial additional procedures including, but not limited to, documentation of our procedures, identification of key control weaknesses, and initiation of an appropriate remediation process in an effort to ensure that these internal control deficiencies do not lead to further material misstatements in our consolidated financial statements and to enable the completion of the independent auditor’s audit of our consolidated financial statements.

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

Inventories

Inventories are stated at the lower of cost or market value using the last-in, first-out (LIFO) method for military boots and using the first-in first-out (FIFO) method for all other inventories. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast and demand requirements for the next twelve months. Actual demand and market conditions may be different from those projected by our management as a result of technological changes in the bar code business products and fashion cycles and trends and the overall financial condition of competitors in the western and work boot business. A percentage point error in our inventory allowances would approximate $3,000 for the nine months ended April 30, 2005.

Goodwill, Intangible Assets, and Long-Lived Assets

On an annual or a more frequent basis as circumstances or events might indicate, we evaluate our goodwill and trade names under the provision of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”. We use a discounted cash flow methodology to test for impairment based on estimated future cash flows derived from historical performance and our knowledge of known factors likely to impact future cash flows. Historically, we have generated sufficient returns to recover the cost of goodwill and trade names. If future cash flows related to these assets decline as a result of market factors, competition or customer loyalty, a write down to fair value could have a material impact on earnings.

We have evaluated our building and manufacturing equipment related to the closure of our Waverly, Tennessee plant operations in March 2005 for impairment. Our assessment indicated that the plant facility was not impaired at the end of the third quarter because the current property tax assessment was approximately three times the book value. In addition, there have been several parties, who have shown interest in acquiring the facility. The related manufacturing equipment was either written off, disposed of, or transferred to the Mount Gilead boot manufacturing plant to be used in military boot production. As a result, there was no impairment associated with the manufacturing equipment.

Revenue Recognition

Our contract with the Government is a fixed bid price agreement. We recognize revenue under our current boot contract when the boots are inspected and accepted by the Government’s Quality Assurance

Representative (QAR), thereby transferring ownership to the Government. Pursuant to the contract, the boots become “Government-owned property” after inspection and acceptance by the QAR. The boots are transferred and stored in our warehouse, which is a designated storage facility approved by the Government, and accounted for as “bill and hold” sales in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements.”

We recognize revenues associated with the economic price adjustment (EPA) clause in our military boot contracts. This clause allows us to bill the Government after the contract expires to recover the changes in our leather cost over the life of the contract.

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current exposure together with assessing temporary differences resulting from differing treatment of items, such as leasing activity, allowances, and depreciation, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance, which could materially impact our financial position and results of operations. Changes in tax laws and rates may affect recorded deferred tax assets and liabilities in the future. It is possible that the Internal Revenue Service could disagree with management’s timing of deductions or revenue recognition, which would affect recorded tax assets and liabilities. Management believes that changes in these estimates would not result in a material effect on the Company’s results of operations, cash flows, or financial position.

FINANCIAL CONDITION AND LIQUIDITY

Our cash and cash equivalents totaled $14.2 million at the end of the first nine months of fiscal 2005 as compared to $2.5 million reported at the end of fiscal 2004. Working capital amounted to $28.9 million, a slight increase from the $28.8 million reported for the end of fiscal 2004, and our current ratio was 7.0 to 1.

Currently, we have two lines of credit with a bank totaling $4.75 million, all of which was available at April 30, 2005. One credit line totaling $1.75 million (which is restricted to one hundred percent of the outstanding accounts receivable due from the U.S. Government) expires in January 2006. The $3.0 million credit line expires in November 2005.

We believe that the current cash and cash equivalents, cash generated from operations, and the available lines of credit will be sufficient to meet our capital requirements for the remainder of fiscal 2005. Our contractual commitments for fiscal 2005 are approximately $178,000.

Selected cash flow data for the first nine months of fiscal 2005 are presented below (in thousands):

For the nine
months ended
April 30, 2005
Source (Use) of Cash
Operating activities:
Net earnings adjusted for depreciation	$3,744
Net income of discontinued business	(1,886)
Accounts receivable	3,425
Inventories	4,421
Accounts payable	(1,857)

Net cash provided by operating activities	6,157

Proceeds from sale of discontinued operations	$9,900

Net cash provided by operating activities for the first nine months of fiscal 2005 totaled approximately $6.2 million. Net earnings, adjusted for depreciation, contributed $3.7 million of cash. Cash used by discontinued operations amounted to $623,000. The decrease in trade accounts receivable provided approximately $3.4 million of cash primarily attributable to the decline in military boot business sales to the U. S. Government. The receivable associated with the sale of our office products business used $894,000 of cash. The decrease in inventory levels in the military boot business and western and work boot business provided approximately $3.5 million and $1.3 million of cash, respectively. These decreased levels of inventory were primarily the result of decreased military boot requirements for the U. S. Government and higher than anticipated demand for western and work boots. The bar code business used approximately $400,000 of cash to build inventory related to the new bar code product. The decrease in accounts payable used approximately $1.9 million of cash, primarily attributable to the timing of vendor inventory payments for all three of our primary business units.

Capital expenditures, primarily for manufacturing equipment and bar code product molds, used approximately $134.000 of cash. An investment associated with our small business in South Carolina used approximately $212,000 to develop a tract of land for future sale. The sale of our office products business provided $9.9 million of cash.

Principal payments on our long-term debt amounted to approximately $3.5 million for the first nine months of fiscal 2005. Interest payments on our long-term debt for the first nine months of fiscal 2005 totaled approximately $36,000. Dividend payments for this same period totaled approximately $428,000.

Off-Balance Sheet Arrangements

As of April 30, 2005, we did not utilize any off-balance sheet financing arrangements and do not anticipate doing so in the future.

THIRD QUARTER FISCAL 2005 COMPARED TO THIRD QUARTER FISCAL 2004

Consolidated net revenues from continuing operations for the third quarter of fiscal 2005 were $12.8 million as compared to $17.6 million reported for the third quarter of fiscal 2004. This 27.3% decrease in net revenues was primarily due to reduced military boot requirements for the U.S. Government (the “Government”). This decline in military boot revenues was partially offset by increased sales in the western and work boot business.

Gross profit from continuing operations decreased to $3.0 million as compared to $3.1 million for fiscal 2005 and 2004, respectively, primarily attributable to lower net revenues, partially offset by significant improvement in profit margins. As a percentage of net revenues, gross profit increased to 23.4% for the third quarter of fiscal 2005 as compared to 17.6% reported for the third quarter of fiscal 2004 as a result of higher margins in the western and work boot business.

Research and Development (R&D) expenditures for the third quarter of fiscal 2005 from continuing operations were $239,000 as compared to $333,000 reported for the third quarter of fiscal 2004. This decrease in R&D expenditures resulted primarily from lower expenditures to complete the new bar code product.

Selling, general and administrative expenses (SG&A) from continuing operations reported for the third quarter of fiscal 2005 and 2004 were $2.5 million and $2.1 million, respectively. This 19% increase in SG&A expenses is primarily due to higher expenditures for sales salaries and commissions, advertising, sales and marketing expenses, and business insurance, which were partially offset by decreased group health insurance and professional services. As a percentage of net revenues, SG&A expenses were 19.5% and 11.9% for fiscal 2005 and 2004, respectively.

As a result of the above, operating income from continuing operations for the third quarter of fiscal 2005 was $294,000 as compared to $705,000 for the third quarter of fiscal 2004.

Bar Code Business

Net revenues for the bar code business for the third quarter of fiscal 2005 were $2.8 million, a slight decrease from the $2.9 million reported for the third quarter of fiscal 2004. This decrease in net revenue was primarily the result of lower than anticipated sales of the new bar code product and a declining market for our current manufactured bar code products. Our current manufactured products are mature products that are experiencing declining sales. While our new product has been slow to gain widespread market acceptance, we are beginning to experience increased demand for this product.

Gross profit reported for the third quarter of fiscal 2005 was $720,000, a decrease of 17.0% from the $867,000 reported for the third quarter of fiscal 2004. This decrease in gross profit resulted primarily from lower net revenues and a decline in gross profit margins. The reduction in gross profit margins was primarily due to changes in the sales mix towards lower margin resale products. As a percentage of net revenues, gross profit fell to 25.7% for the third quarter of fiscal 2005, as compared to 29.9% for the third quarter of fiscal 2004.

R&D and SG&A expenses for the third quarter were approximately $1.1 million for both fiscal 2005 and fiscal 2004. For the third quarter of fiscal 2005, as a result of the completion of the new bar code product, R&D expenses were $239,000, a decrease of 28.2% from the $333,000 reported in the third quarter of fiscal 2004. SG&A expenses were $847,000 as compared to $698,000 for the third quarter of fiscal 2004. This increase in SG&A expense was primarily the result of higher sales salaries, advertising, sales and marketing expenses, group health insurance, and business insurance.

As a result of the above, the operating loss for the third quarter of fiscal 2005 was $366,000, as compared to an operating loss of approximately $165,000 reported for the same period of fiscal 2004.

Military Boot Business

Net revenues for the military boot business for the third quarter of fiscal 2005 were $4.4 million, a 55.6% decrease from the $9.9 million reported for the third quarter of fiscal 2004. This decrease in net revenues resulted from lower demand for military boots by the U.S. Government. Our Israeli government and commercial market military boot sales were also down for the quarter. Through at least December 31, 2005, we expect the Government’s demand for future military boots to continue to be significantly lower than the “surge” level under which we operated during the first quarter of fiscal 2005. We also expect the commercial market for military boots to be highly competitive due to increased competition from imported military boot products.

Gross profit for the third quarter of fiscal 2005 decreased approximately 52.3% to $436,000, as compared to $913,000 reported for the third quarter of fiscal 2004. This decrease in gross profit was primarily attributable to the decline of net revenues and plant closing costs of approximately $110,000 related to our Waverly, Tennessee location. As a percentage of net revenues, gross profit was fairly consistent, 9.9% and 9.2% for fiscal 2005 and 2004, respectively.

SG&A expenses for fiscal 2005 and 2004 were $357,000 and $258,000, respectively. This increase in SG&A expenditures is primarily the result of increased allocation of corporate overhead expenses, group health insurance costs and professional fees, due to the sale of our McRae Office Solutions business.

As a result of the above, operating income for the third quarter of fiscal 2005 was $79,000 as compared to an operating profit of $655,000 reported for the third quarter of fiscal 2004.

Western and Work Boot Business

Net revenues for the western and work boot business amounted to $5.5 million for the third quarter of fiscal 2005 as compared to $4.7 million reported for the same period of fiscal 2004. This 17.0% improvement in net revenue was primarily attributable to increased demand for western and work boot products as a result of a current fashion trend for western style products and the market consolidation attributable to the bankruptcy of Texas Boot. These fashion trends are cyclical in nature and the duration of this current trend is not currently predictable.

Gross profit increased approximately 50% to $1.8 million for the third quarter of fiscal 2005 as compared to the $1.2 million reported for the third quarter of fiscal 2004. This growth in gross profit was the result of higher net revenues and improved gross profit margins. As a percentage of net revenues, gross profit grew from 25.5% for the third quarter of fiscal 2004 to 32.7% for the third quarter of fiscal 2005 primarily as a result of higher margins associated with the shift from manufacturing to importing our western and work boot products.

SG&A expenses for the third quarter of fiscal 2005 amounted to $1.2 million as compared to the $1.0 million reported for the third quarter of fiscal 2004. This 20.0% increase resulted from increased sales commissions, advertising, marketing, travel, and employee benefit costs, which were partially offset by decreased professional services and bad debt expenditures. As a percentage of net revenues, SG&A expenses for the third quarter of fiscal 2005 and 2004 remained approximately the same.

As a result of the above, operating profit amounted to $568,000 for the third quarter of fiscal 2005, as compared to $205,000 reported for the third quarter of fiscal 2004.

In May 2005, the Company negotiated the terms of an asset purchase agreement providing for the purchase by the Company of certain trademarks and other assets from Texas Boot, Inc. Texas Boot is currently operating as a debtor-in-possession in a case under Chapter 11 of the United States Bankruptcy Code. Under the terms of the asset purchase agreement, the Company would acquire Texas Boot’s trademarks (including the marks Laredo, J. Chisolm, Code West and Performair), its outstanding accounts receivable and certain inventory for approximately $1.175 million plus an amount equal to 75% of the gross book value of the acquired accounts receivable. The asset purchase is subject to higher and better offers at auction, which, if competing bids are received, will be conducted on June 23, 2005. The Bankruptcy Court will then consider approval of the asset sale to the Company or the successful bidder at the auction at a hearing scheduled for June 24, 2005. There is no assurance that the asset purchase agreement will be approved or that we will be successful in obtaining these assets.

FIRST NINE MONTHS FISCAL 2005 COMPARED TO FIRST NINE MONTHS FISCAL 2004

Consolidated net revenues from continuing operations for the first nine months of fiscal 2005 were $48.7 million, up slightly from the $48.5 million for the first nine months of fiscal 2004. This increase in net revenues resulted primarily from increased revenues in our western and work boot and bar code business units, which were partially offset by lower sales of military boots to the Government.

Gross profit from continuing operations increased for the first nine months of fiscal 2005 to $11.4 million, an increase of 14% over the $10.0 million for the same period of fiscal 2004. This growth in gross profit was primarily due to increased sales and improved margins in our western and work boot business, which was partially offset by the reduced revenues from the military boot business. As a percentage of net revenues, gross profit was 23.4% and 20.6% for first nine months of fiscal 2005 and 2004, respectively.

Research and development (R&D) from continuing operations for the nine months ended for fiscal 2005 was $868,000 as compared to $1.1 million for the same period of fiscal 2004. This reduction is due to the completion of the new bar code business product.

Selling, general and administrative (SG&A) expenditures from continuing operations for the first nine months of fiscal 2005 and 2004 were $8.4 million and $6.8 million, respectively. This 23.5% increase in expenses is due to increased sales commissions, sales and marketing expenses, group health insurance, professional fees (including significant costs incurred to achieve partial compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002), and business insurance, which was partially offset by decreased bad debt charges. As a percentage of net revenues, SG&A expenses were 17.3% and 14.0% for the first nine months of fiscal 2005 and 2004, respectively.

The consolidated net earnings from continuing operations for the nine months ended for fiscal 2005 and 2004 were $2.2 million and $2.1 million, respectively. This 4.8% increase in operating profit was the result of the above. As a percentage of net revenues, operating profit was 4.5% and 4.3% for the nine months ended for fiscal 2005 and 2004, respectively.

Bar Code Business

Net revenues for the bar code business for the first nine months of fiscal 2005 were $8.6 million, an increase of 10.3% over the $7.8 million reported for the same period of fiscal 2004. This increase in net revenue resulted from higher customer demand for technology upgrades using products we purchase and resell.

Gross profit for the first nine months of fiscal 2005 and 2004 totaled approximately $2.3 million. As a percentage of net revenues, gross profit fell to 26.7%, as compared to 29.5% reported for the first nine months of fiscal 2005 and 2004, respectively. This decrease in gross profit resulted primarily from a higher contribution of lower margin purchased products in the overall sales mix.

R&D and SG&A expenses for the first nine months of fiscal 2005 totaled $3.5 million, a slight increase of 9.4% over the $3.2 million reported for the same period for fiscal 2004. This growth in expenses was primarily the result of increased sales salaries, sales and marketing expenses, group health insurance costs, and professional fees, which were partially offset by decreased R&D expenses.

As a result of the above, the bar code business loss from operations for the first nine months of fiscal 2005 increased to $1.2 million as compared to an operating loss of $902,000 reported for the first nine months of fiscal 2004.

Military Boot Business

Net revenues for the military boot business for the first nine months of fiscal 2005 amounted to $22.4 million as compared to $25.7 million reported for the first nine months of fiscal 2004. This 12.8% decrease in net revenues resulted primarily from reduced military boot requirements for the Government and a decline in our commercial market military boot sales, which were partially offset by increased military boot sales to the Israeli government.

Gross profit for the first nine months of fiscal 2005 fell to $3.0 million, down 18.9% as compared to $3.7 million for the first nine months of fiscal 2004. This decline in gross profit resulted primarily from lower sales and increased per unit manufacturing costs associated with lower production levels and costs related to the closing of the manufacturing plant in Waverly, Tennessee. As a percentage of net revenues, gross profit decreased to 13.4% from 14.4% for the first nine months of fiscal 2004.

SG&A expenses for the first nine months of fiscal 2005 increased to $1.7 million, an increase of 83.2% as compared to $928,000 reported for the first nine months of fiscal 2004. This increase in SG&A expenditures is primarily the result of increased allocation of corporate overhead expenses, primarily group health insurance costs and professional fees, due to the sale of our McRae Office Solutions business. These expenses were partially offset by lower office supply expenses and employee benefit costs. As a percentage of net revenues, SG&A expenses for were 7.6% and 3.6%, for the first nine months of fiscal 2005 and 2004, respectively.

Consequently, the military boot business income from operations decreased to $1.3 million or 52.0% for the first nine months of fiscal 2005, as compared to $2.7 million for the same period of fiscal 2004.

Western and Work Boot Business

Net revenues for the western and work boot business for the first nine months of fiscal 2005 were $17.5 million, up approximately 11.5% from the $15.7 million reported for the first nine months of fiscal 2004. This growth in net revenues was primarily the result of a current fashion trend for western style products.

Gross profit increased from $3.9 million to $5.8 million, or 48.7%, for the first nine months of fiscal 2005 as compared to the first nine months of fiscal 2004. As a percentage of net revenues, gross profit also increased for the nine-month period from 24.8% for fiscal 2004 to 33.1% for fiscal 2005. These increases in gross profit are primarily attributable to increased net revenues and lower unit costs associated with imported products.

SG&A expenses for the first nine months of fiscal 2005 amounted to $3.9 million, a slight increase from the $3.6 million reported for the same period of fiscal 2004. This slight increase in SG&A expenses resulted primarily from higher expenditures for sales commissions, advertising, and employee benefit costs, which were partially offset by decreased bad debt expenses. As a percentage of net revenues, SG&A expenses remained steady at approximately 22%.

As a result of the above, the western and work boot business income from operations for the first nine months of fiscal 2005 amounted to $1.9 million as compared to the $313,000 reported for the first nine months of fiscal 2004.

Discontinued Operations

On September 9, 2004, McRae Industries, Inc. entered into a definitive agreement under which it sold substantially all the assets of its McRae Office Solutions, Inc. subsidiary to Connected Office Products, Inc. (COPI). COPI is a subsidiary of TOPAC U.S.A., Inc., which is headquartered in Irvine, California, and operates a network of wholly owned subsidiaries involved in the sales, service, and distribution of office products. Under the terms of the Asset Purchase Agreement, COPI purchased substantially all of the assets of McRae Office Solutions, Inc. for $11,000,000 subject to adjustment based on the net book value of the acquired assets as of August 28, 2004. Based on the Company’s post-closing calculation of the net book value of the acquired assets, the Company expects an approximate $206,000 reduction in the purchase price, which is reflected in the gain calculation. COPI reviewed this calculation and in January 2005 asserted a claim for an additional $248,000 reduction, claiming an additional reserve was needed against acquired inventory. In January 2005, we disagreed with COPI’s assertion and disputed this claim. Since such time, we have not received any additional communication regarding this claim and we do not expect it to reduce the remainder due us.

Discontinued operations net revenues for the first nine months of fiscal 2005, which consisted of only one month of operations, amounted to $1.3 million as compared to $17.1 million for the first nine months of fiscal 2004. The net loss from discontinued operations for the first nine months of fiscal 2005 and fiscal 2004 amounted to $289,000 and $90,000, respectively, net of income tax benefit.

The estimated gain on the sale of the office products business assets totaled approximately $2.2 million net of a $1.4 million tax provision.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2004, Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” was issued to clarify the accounting for abnormal amounts of facility expense, freight, handling costs, and wasted material (spoilage). We are currently evaluating how this standard applies to our business. SFAS No. 151 will be effective in fiscal 2006.

In December 2004, SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions” was issued to amend several components of FASB Statements No. 66 and No. 67. This standard is not applicable to our business.

In December 2004, SFAS No. 153, “Exchange of Non-Monetary Assets” was issued to amend APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. We are currently evaluating how this standard applies to our business. SFAS No. 153 will be effective in fiscal 2006.

In December 2004, SFAS No. 123 (revised 2004), “Share-Based Payment,” was issued to establish standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. We currently have no plans to participate in transactions of this type. SFAS No. 123 (revised 2004) will be effective in fiscal 2006.

In June 2005, SFAS No. 154, “Accounting Changes and Error Corrections” was issued as a replacement of APB Opinion No. 20 and FASB Statement No. 3. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. We are currently evaluating how this standard applies to our business. SFAS No. 154 will be effective after December 15, 2005.

In March 2005, SFAS Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” was issued. This Interpretation of FASB Statement No. 143 will result in (a) more consistent recognitions of liabilities relating to asset retirement obligations, (b) more information about expected future cash outflows associated with those obligations, and (c) more information about investments in long-lived assets because additional asset retirement costs will be recognized as part of the carrying amounts of the assets. We are currently evaluating how this standard applies to our business. This Interpretation will be effective after December 15, 2005.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report includes certain forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Important factors that could cause actual results or events to differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements include: the proposed reverse/forward stock split transaction and subsequent termination of SEC registration are each subject to various conditions and may not occur; the effect of competitive products and pricing, risks unique to selling goods to the Government (including variation in the Government’s requirements for our products and the Government’s ability to terminate its contracts with vendors), loss of key customers, possible asset acquisitions and distributions, supply interruptions, additional financing requirements, loss of key management personnel, our ability to successfully develop new products and services, and the effect of general economic conditions in our markets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes related to the aggregate $4.75 million lines of credit (the term loan through our military boot business was paid off in February 2005 and the term loan through our wholly owned subsidiary, Dan Post Boot Company was paid off in September 2004). As of April 30, 2005, there was no outstanding indebtedness under the lines of credit and no term loan indebtedness. We do not buy or sell derivative financial instruments for trading purposes. Borrowings under these credit facilities described above bear interest at rates based upon the “Prime Rate” or the “Prime Rate” less a margin of one-half percent offered by the applicable lender. We have not entered into any swap agreements or engaged in any other hedging activities with respect to this variable rate indebtedness.

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Securities and Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is accumulated and communicated to our Company’s management, including our Chief Executive Officer and Vice President of Finance, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Vice President of Finance, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, for the reasons discussed below, the Chief Executive Officer and Vice President of Finance concluded that these disclosure controls and procedures were not effective at the reasonable assurance level at such time.

In connection with the audit of our consolidated financial statements for the fiscal year ended July 31, 2004, our independent auditors informed us that they had discovered significant deficiencies in our internal control over financial reporting that in the aggregate constituted material weaknesses under standards established by the Public Company Accounting Oversight Board. These deficiencies, which were noted across all of the Company’s operating divisions and which have been present since the Company’s inception, are generally the result of incompatible duties, undocumented controls, lack of monitoring controls and the lack of an internal audit function. Additionally, the discovery of compilation errors in the military boot operation’s fiscal 2004 year-end inventory required us to restate our condensed consolidated financial statements as of July 31, 2004 and for the fiscal year then ended included in our Annual Report on Form 10-K originally filed by us on October 29, 2004. Upon completion by our independent auditors of their review of the accounting for inventory in our financial statements as previously reported for fiscal 2004, our independent auditors informed us that in their view there were material internal control weaknesses related to the compilation of the Company’s inventory.

We have performed substantial additional procedures including, but not limited to, documentation of our procedures, identification of key control weaknesses, and initiation of an appropriate remediation process in an effort to ensure that these internal control deficiencies do not lead to further material misstatements in our condensed consolidated financial statements and to enable the completion of the independent auditor’s audit of our condensed consolidated financial statements.

There were no changes in our internal control over financial reporting that occurred during the third quarter of fiscal 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, during the second quarter of fiscal 2005 we initiated certain corrective actions to address certain of the internal control deficiencies that have been identified, including several relating to our accounting for inventory at our military boot operation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

While from time to time we are engaged in litigation incidental to our business, we are not currently party to any material legal proceedings.

Items 2, 3, 4, and 5.

These items are not applicable and have been omitted.

Item 6. Exhibits

3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form S-14, Registration No. 2-85908).

3.2	Amendment to the Certificate of Incorporation (Incorporated by reference to Exhibit 3 to the Registrant’s Form 10-K for the year ended August 1, 1987).

3.3	Restated Bylaws of the Registrant effective May 29, 2001. (Incorporated by reference to Exhibit 3.3 to the Registrant’s Form 10-K for the year ended July 28, 2001).

31.1	Rule 13a-14(a)/15d-14(a) Certification for D. Gary McRae, President and CEO (Filed herein). Page 22.

31.2	Rule 13a-14(a)/15d-14(a) Certification for Marvin G. Kiser, Sr., Vice President of Finance (Filed herein). Page 23.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), for D. Gary McRae, President and CEO (Filed herein). Page 24.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), for Marvin G. Kiser, Sr., Vice President of Finance (Filed herein). Page 25.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McRae Industries, Inc. (Registrant)
Date: June 14, 2005	By:	/s/ D. Gary McRae
D. Gary McRae
President and CEO (Principal Executive Officer)

Date: June 14, 2005	By:	/s/ Marvin G. Kiser, Sr.
Marvin G. Kiser, Sr.
Vice President of Finance (Principal Accounting Officer)