Form 10-K/A
period 2004-07-31
MCRAE INDUSTRIES INC
filed 2005-06-27
CIK 729284

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 2)

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

INTRODUCTORY NOTE

McRae Industries, Inc. (the “Company, which may be referred to as “we”, “us”, or “our”) is filing this Amendment No. 2 (“Amendment No. 2”) to the Form 10-K originally filed October 29, 2004, as amended by the Form 10-K/A filed December 23, 2004 (the “original filing”), to reflect a revised discussion concerning the Company’s disclosure controls and procedures and internal control over financial reporting in the Disclosure Controls and Procedures and Management’s Discussion and Analysis of Financial Condition and Results of Operations sections of the original filing. This Amendment No. 2 presents a complete restatement of the original filing. Except as set forth above and for such other changes as required by applicable law, no attempt has been made in this Amendment No. 2 to modify or update the disclosures as presented in the original filing and other than the discussion regarding our internal control over financial reporting contained in Item 9A of Part II, this Amendment No. 2 does not reflect events occurring after the original filing of the Form 10-K on October 29, 2004.

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

Location	Principal Use	Size
400 North Main Street	Corporate headquarters,
Mt. Gilead, N.C.	manufacturing, and sales	71,000 square feet

Highway 109 North
Mt. Gilead, N.C.	Footwear manufacturing	57,600 square feet

2500 Port Malabar Blvd.
Palm Bay, Florida	Compsee bar code sales office	5,250 square feet

Highway 109 North
Mt. Gilead, N.C.	Footwear warehouse	3,500 square feet

Highway 109
Richmond County, N.C.	Footwear storage	11,200 square feet

Location	Principal Use	Size
Highway 24-27	Footwear manufacturing and
Troy, N.C.	warehousing	60,000 square feet

Highway 109 North
Mt. Gilead, N.C.	Footwear storage	4,800 square feet

601 E. Railroad Street
Waverly, TN	Footwear manufacturing	71,520 square feet

5576 Highway 70 West
Waverly, TN	Footwear warehouse	77,000 square feet

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

INTERNAL CONTROL OVER FINANCIAL REPORTING

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
						Percentage of Net Revenues
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
Selling, General and Administrative Expense
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents are filed as part of this report:

1.	Report of Independent Registered Public Accounting Firm	17

2.	McRae Industries, Inc. and Subsidiaries Consolidated Financial Statements:

	Consolidated Balance Sheets as of July 31, 2004 and August 2, 2003.	18-19

	Consolidated Statements of Operations for the Years Ended July 31, 2004 August 2, 2003, and August 3, 2002.	20

	Consolidated Statements of Shareholders’ Equity for the Years Ended July 31, 2004, August 2, 2003, and August 3, 2002.	21

	Consolidated Statements of Cash Flows for the Years Ended July 31, 2004, August 2, 2003, and August 3, 2002.	22

	Notes to Consolidated Financial Statements.	23-35

3.	Financial Statement Schedule:

	Schedule II	36

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

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
McRae Industries, Inc. and Subsidiaries
	(Dollars in thousands)
	Common Stock, $1 par value
	Class A		Class B		Additional	Retained
	Shares	Amount	Shares	Amount	Paid-in Capital	Earnings

Balance, July 28, 2001	1,861,817	$1,862	906,682	$907	$791	$23,811

Conversion of Class B to Class A stock	17,255	17	(17,255)	(18)

Cash Dividend ($.20 per Class A common stock)						(374)

Net earnings						2,585

Balance, August 3, 2002	1,879,072	1,879	889,427	889	791	26,022

Conversion of Class B to Class A stock	35,900	36	(35,900)	(36)

Cash Dividend ($.24 per Class A common stock)						(456)

Net earnings						2,477

Balance, August 2, 2003	1,914,972	1,915	853,527	853	791	28,043

Conversion of Class B to Class A stock	28,571	28	(28,571)	(28)

Cash Dividend ($.24 per Class A common stock)						(463)

Net earnings						3,009
As restated (Note 15)

Balance, July 31, 2004	1,943,543	$1,943	824,956	$825	$791	$30,589

As restated (Note 15)

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
McRae Industries, Inc. and Subsidiaries

	(In thousands)
	July 31, 2004
	As restated	August 2,	August 3,
For the Years Ended	(Note 15)	2003	2002
Cash Flows from Operating Activities:
Net earnings from continuing operations	$3,206	$2,447	$2,179
Adjustments to reconcile net earnings from continuing operations to net cash provided by operating activities:
Depreciation and amortization	530	614	961
Minority shareholder’s interest in earnings (loss) of subsidiary	(2)	(9)	(11)
Loss (gain) on sale of assets	(73)	(326)	122

Changes in operating assets and liabilities:
Accounts receivable	(3,564)	(583)	(3,459)
Inventories	(1,893)	(1,306)	(2,454)
Prepaid expenses and other current assets	(139)	72	(51)
Accounts payable	2,093	273	780
Accrued employee benefits	97	(48)	235
Deferred revenues	—	—	(2)
Accrued payroll and payroll taxes	(38)	160	170
Income taxes	41	(57)	627
Other	23	(42)	246

Net cash provided by (used in) operating activities	281	1,195	(657)

Cash Flows from Investing Activities:
Proceeds from sale of property	142	377	106
Proceeds from sale of short term investments	—	18	—
Purchase of other assets	—	(150)	(342)
Purchase of trademarks	—	—	(800)
Purchase of minority interest	(85)	—	—
Capital expenditures	(1,370)	(249)	(552)
Collections on notes receivable	68	73	95

Net cash (used in) provided by investing activities	1,245	69	1,493

Cash Flows from Financing Activities:
Proceeds from bank loan	401	—	—
Principal repayments of long-term debt	(582)	(542)	(579)
Dividends paid	(463)	(456)	(374)

Net cash used in financing activities	(644)	(998)	(953)

Net cash provided by (used in) discontinued operations	236	(26)	2,136

Net (Decrease) Increase in Cash and Cash Equivalents	(1,372)	240	(967)
Cash and Cash Equivalents at Beginning of Year	3,835	3,595	4,562

Cash and Cash Equivalents at End of Year	$2,463	$3,835	$3,595

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

Current costs exceed the LIFO value of inventories by approximately $680,000 and $765,000 at July 31, 2004 and August 2, 2003, respectively. Year-end inventories valued under the LIFO method were $5,749,000 and $2,741,000 at July 31, 2004 and August 2, 2003, respectively. For fiscal 2004, lower FIFO pricing and higher inventory levels decreased the LIFO reserve, which increased net earnings by approximately $43,000 as compared to an $8,000 reduction in net earnings for fiscal 2003. The components of inventory at each year-end are as follows:

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

Depreciation expense for fiscal 2004, 2003 and 2002 was $530,000, $614,000, and $654,000, respectively. Amortization expense for fiscal 2002 amounted to $307,000.

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

Employee benefit program expense amounted to $463,000, $359,000, and $350,000 in 2004, 2003, and 2002, respectively.

6.	INCOME TAXES

Significant components of the provision for income taxes are as follows (in thousands):

	2004
	As restated (Note 15)	2003	2002
Current expense (benefit)

Federal	$971	$1,399	$1,305
State	227	218	379

	1,198	1,617	1,684
Deferred expense (benefit)

Federal	131	(55)	(172)
State	23	(10)	(30)

	$1,352	$1,552	$1,482

The components of the provision for deferred income taxes are as follows (in thousands):

	2004
	As restated (Note 15)	2003	2002
Depreciation	$201	$(39)	$41
Accrued employee benefits	(37)	18	(92)
Allowances for doubtful accounts	35	(31)	(54)
Inventory	(29)	(29)	(69)
State net operating loss carry forward	(12)	(115)	(60)
Other	(4)	131	32

Deferred income taxes, expense (benefit)	$154	$(65)	$(202)

Deferred tax liabilities and assets at each year-end are as follows (in thousands):

	2004
	As restated (Note 15)	2003
Deferred tax liabilities:

Depreciation	$(41)	$0

Total deferred tax liabilities	$(41)	$0

Deferred tax assets:

Depreciation	0	160
Accrued employee benefits	199	162
Allowances for doubtful accounts	129	164
Inventory	124	95
State net operating loss carry forward	127	115
Other	84	264

Total deferred tax asset	663	960

Net deferred tax asset	$622	$960

State net operating loss carry forwards will expire through fiscal 2017.

The reconciliation of income tax computed at the U.S. federal statutory tax rate to actual income tax expense are (in thousands):

	2004 As restated (Note 15)		2003			2002
	Amount	Percent	Amount	Percent	Amount		Percent
Tax at U.S. statutory rate	$1,549	34.0%	$1,356	34.0%	$1,241		34.0%
State income taxes, net of federal tax benefit	287	6.3	251	6.3	230		6.3
Other — net	(484)	(9.5)	(55)	(1.4)	11		.03

	$1,352	30.8%	$1,552	38.9%	$1,482		40.6%

Total income tax payments during fiscal years 2004, 2003, and 2002 were approximately $1,657,000, $1,861,000, and $1,547,000, respectively.

7.	COMMITMENTS AND CONTINGENCIES

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

The assets and liabilities of discontinued operations included in assets held for sale and liabilities held for sale at July 31, 2004, represent the assets and liabilities of the Company’s McRae Office Solutions, Inc. business and are as follows:

	(In thousands)
	July 31,	August 2,
	2004	2003
ASSETS

Current assets:

Cash and cash equivalents	$1,371	$2,357

Accounts and note receivable	1,358	2,191

Inventories (net)	4,602	4,642

Current portion of lease receivable	61	146

Prepaid expenses	70	31

Total current assets	7,462	9,367

Property and equipment, net	2,272	2,018

Long term portion of net lease receivable and guaranteed residuals	1,881	1,717

Other assets	7	7

Assets held for sale	$11,622	$13,109

	(In thousands)
	July 31, 2004	August 2, 2003
LIABILITIES

Current liabilities:

Accounts payable	$1,584	$2,636
Contract contingencies	291	400

Accrued payroll and payroll taxes	10	10
Other accrued liabilities	139	23

Total current liabilities	2,024	3,069

Lease guarantees	1,817	1,568

Deferred service revenue	746	1,003

Liabilities held for sale	$4,587	$5,640

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

	Military Boats	Western/		Corporate & Other	Consolidated
	As restated	Work		As restated	As restated
(In thousands)	(Note 15)	Boots	Bar Code	(Note 15)	(Note 15)

For the Year Ended July 31, 2004

Net Revenues	$40,104	$20,169	$10,875	$(652)	$70,496
Earnings(loss)from operations	5,147	349	(1,097)	(28)	4,371
Identifiable assets	12,902	13,396	4,810	18,440	49,548
Capital expenditures	1,097	101	120	52	1,370
Depreciation expense and amortization	161	154	59	156	530
Income tax provision (benefit)	1,978	(96)	(379)	(151)	1,352

For the Year Ended August 2, 2003

Net Revenues	$22,272	$22,618	$9,776	$(165)	$54,501
Earnings(loss)from operations	3,775	1,193	(1,536)	129	3,561
Identifiable assets	6,328	14,214	4,987	20,620	46,149
Capital expenditures	84	84	52	29	249
Depreciation expense and amortization	81	162	191	180	614
Income tax provision (benefit)	1,446	192	(531)	445	1,552

For the Year Ended August 3, 2002

Net Revenues	$20,030	$20,153	$11,034	$(472)	$50,745
Earnings(loss)from operations	4,717	999	(1,847)	(4)	3,865
Identifiable assets	4,347	13,536	5,946	18,100	41,929
Capital expenditures	107	380	27	38	552
Depreciation expense and amortization	88	134	533	206	961
Income tax provision (benefit)	1,750	370	(685)	47	1,482

15.	RESTATEMENT OF FINANCIAL STATEMENTS

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

McRAE INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		ADDITIONS
			CHARGED
	BALANCE AT	CHARGED TO	TO OTHER				BALANCE
	BEGINNING OF	COSTS AND	ACCOUNTS —		DEDUCTIONS —		AT END OF
DESCRIPTION	PERIOD	EXPENSES	DESCRIBE		DESCRIBE		PERIOD
Year ended July 31, 2004
Allowance for Doubtful Accounts	$431,000	$314,000			$(406,000	) (1)	$339,000
Allowance for Inventory Write-downs	250,000	75,000			—		325,000
Employee Benefit Accrual	427,000	463,000	$10,000	(3)	(376,000	) (2)	524,000
Health Insurance Accrual	200,000	70,000					270,000
Year ended August 2, 2003
Allowance for Doubtful Accounts	$349,000	$87,000			$(5,000	) (1)	$431,000
Allowance for Inventory Write-downs	175,000	75,000			—		250,000
Employee Benefit Accrual	474,000	359,000	$(55,000	) (3)	(351,000	) (2)	427,000
Health Insurance Accrual	225,000	(25,000)			—		200,000
Year ended August 3, 2002
Allowance for Doubtful Accounts	$213,000	$211,000			$(75,000	) (1)	$349,000
Allowance for Inventory Write-downs	—	175,000			—		175,000
Employee Benefit Accrual	239,000	351,000	$66,000	(3)	(182,000	) (2)	474,000
Health Insurance Accrual	250,000	(25,000)			—		225,000

(1)	Uncollectible accounts written off

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

Consolidated Statements of Operations for the Years Ended July 31, 2004, August 2, 2003, and August 3, 2002.

Consolidated Statements of Shareholders’ Equity for the Years Ended July 31, 2004, August 2, 2003, and August 3, 2002.

Consolidated Statements of Cash Flows for the Years Ended July 31, 2004, August 2, 2003, and August 3, 2002.

Notes to Consolidated Financial Statements.

(2) Financial Statement Schedule:

Schedule II

(3) Exhibits:

3.1	Certificate of Incorporation (Filed as Exhibit 3.1 to the Registrant’s Form S-14, Registration N. 2-85908).

3.2	Amendment to the Certificate of Incorporation (Filed as Exhibit 3 to the Registrant’s Form 10-K for the year ended August 1, 1987).

3.3	Restated Bylaws of the Registrant effective May 29, 2001 (Filed as Exhibit 3.3 to the Registrant’s Form 10-K for the fiscal year ended July 28, 2001).

10.1	1985 McRae Industries, Inc. Non-Qualified Stock Option Plan (Filed as Exhibit 10 to the Registrant’s Form 10-K for the fiscal year ended August 3, 1985).*

10.2	Technical Assistance Agreement dated September 13, 1984 between the Registrant and Ro-Search, Incorporated (Filed as Exhibit 10.4 to the Registrant’s Form 10-K for the fiscal year ended July 28, 1984).

10.3	Stock Purchase Agreement and Guaranty Agreement as of April 7, 1996 among Walter A. Dupuis, Kenneth O. Moore, William Glover, and McRae Industries, Inc., (Filed as Exhibit 2 to the Registrant’s current report on Form 8-K filed May 11, 1996).

10.4	Split Dollar Life Insurance Arrangement (Filed as Exhibit 10.10 to the Registrant’s Form 10-K for the fiscal year ended August 3, 2002).*

10.5	Award/Contract between Defense Personnel Support Center and McRae Industries, Inc., dated April 15, 1997 (Filed as Exhibit 10.8 to the Registrant’s Form 10-K for the fiscal year ended August 2, 1997).

10.6	Asset Purchase Agreement among the Company, McRae Office Solutions, Inc., TOPAC U.S.A., Inc., and Connected Office Products, Inc. dated September 9, 2004 (Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed September 9, 2004).

21	Subsidiaries of the Registrant (Filed as Exhibit 21 to the Registrant’s Form 10-K for the fiscal year ended July 31, 2004 filed October 29, 2004).

23	Consent of Independent Registered Public Accounting Firm (Filed as Exhibit 23 to the Registrant’s Form 10-K/A for the fiscal year ended July 31, 2004 filed December 23, 2004).

31.1	Rule 13a-14(a)/15d-14(a) Certification for D. Gary McRae, President and CEO (Filed herewith). Page 42.

31.2	Rule 13a-14(a)/15d-14(a) Certification for Marvin G. Kiser, Sr., Vice President of Finance (Filed herewith). Page 43.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), for D. Gary McRae, President and CEO (Furnished herewith). Page 44.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), for Marvin G. Kiser, Sr., Vice President of Finance (Furnished herewith). Page 45.

*	Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

McRAE INDUSTRIES, INC.

Dated: June 24, 2005	By:	/s/ D. Gary McRae
D. Gary McRae
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	DATE

/s/ D. Gary McRae	June 24, 2005

D. Gary McRae
President, Treasurer, and Director
(Principal Executive Officer)

/s/ William H. Swan	June 24, 2005

William H. Swan
Director

/s/ Hilton J. Cochran	June 24, 2005

Hilton J. Cochran
Director

/s/ Brady W. Dickson	June 24, 2005

Brady W. Dickson
Director

/s/ Victor A. Karam	June 24, 2005

Victor A. Karam
President – McRae Footwear and Director

/s/ James W. McRae	June 24, 2005

James W. McRae
Vice President, Secretary, and Director

/s/ Marvin G, Kiser, Sr.	June 24, 2005

Marvin G. Kiser, Sr.
Vice President of Finance and Director
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1	Certificate of Incorporation (Filed as Exhibit 3.1 to the Registrant’s Form S-14, Registration N. 2-85908).

3.2	Amendment to the Certificate of Incorporation (Filed as Exhibit 3 to the Registrant’s Form 10-K for the year ended August 1, 1987).

3.3	Restated Bylaws of the Registrant effective May 29, 2001 (Filed as Exhibit 3.3 to the Registrant’s Form 10-K for the fiscal year ended July 28, 2001).

10.1	1985 McRae Industries, Inc. Non-Qualified Stock Option Plan (Filed as Exhibit 10 to the Registrant’s Form 10-K for the fiscal year ended August 3, 1985).*

10.2	Technical Assistance Agreement dated September 13, 1984 between the Registrant and Ro-Search, Incorporated (Filed as Exhibit 10.4 to the Registrant’s Form 10-K for the fiscal year ended July 28, 1984).

10.3	Stock Purchase Agreement and Guaranty Agreement as of April 7, 1996 among Walter A. Dupuis, Kenneth O. Moore, William Glover, and McRae Industries, Inc., (Filed as Exhibit 2 to the Registrant’s current report on Form 8-K filed May 11, 1996).

10.4	Split Dollar Life Insurance Arrangement (Filed as Exhibit 10.10 to the Registrant’s Form 10-K for the fiscal year ended August 3, 2002).*

10.5	Award/Contract between Defense Personnel Support Center and McRae Industries, Inc., dated April 15, 1997 (Filed as Exhibit 10.8 to the Registrant’s Form 10-K for the fiscal year ended August 2, 1997).

10.6	Asset Purchase Agreement among the Company, McRae Office Solutions, Inc., TOPAC U.S.A., Inc., and Connected Office Products, Inc. dated September 9, 2004 (Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed September 9, 2004).

21	Subsidiaries of the Registrant (Filed as Exhibit 21 to the Registrant’s Form 10-K for the fiscal year ended July 31, 2004 filed October 29, 2004).

23	Consent of Independent Registered Public Accounting Firm (Filed as Exhibit 23 to the Registrant’s Form 10-K/A for the fiscal year ended July 31, 2004 filed December 23, 2004).

31.1	Rule 13a-14(a)/15d-14(a) Certification for D. Gary McRae, President and CEO (Filed herewith). Page 42.

31.2	Rule 13a-14(a)/15d-14(a) Certification for Marvin G. Kiser, Sr., Vice President of Finance (Filed herewith). Page 43.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), for D. Gary McRae, President and CEO (Furnished herewith). Page 44.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), for Marvin G. Kiser, Sr., Vice President of Finance (Furnished herewith). Page 45.