Form 10-Q/A
period 2004-10-30
MCRAE INDUSTRIES INC
filed 2005-06-27
CIK 729284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

INTRODUCTORY NOTE

McRae Industries, Inc. (the “Company, which may be referred to as “we”, “us”, or “our”) is filing this Amendment No. 1 (“Amendment No. 1”) to the Form 10-Q originally filed December 23, 2004 (the “original filing”), to reflect a revised discussion concerning the Company’s disclosure controls and procedures and internal control over financial reporting in the Disclosure Controls and Procedures and Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the original filing. Except as set forth above and for such other changes as required by applicable law, no attempt has been made in this Amendment No. 1 to modify or update the disclosures as presented in the original filing and other than the discussion regarding our internal control over financial reporting contained in Part I, Item 4, this Amendment No. 1 does not reflect events occurring after the date of the original filing on December 23, 2004.

PART I. FINANCIAL INFORMATION

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

PART II. OTHER INFORMATION

Item 6. Exhibits

     (a) Exhibits

3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the registrant’s Form S-14, Registration No. 2-85908).

3.2	Amendment to the Certificate of Incorporation (Incorporated by reference to Exhibit 3 to the registrant’s Form 10-K for the year ended August 1, 1987).

3.3	Restated Bylaws of the registrant effective May 29, 2001 (Incorporated by reference to Exhibit 3.3 to the registrant’s Form 10-K for the year ended July 28, 2001).

31.1	Rule 13a-14(a)/15d-14(a) Certification for D. Gary McRae, President and CEO (Filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification for Marvin G. Kiser, Sr., Vice President of Finance (Filed herewith).

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), for D. Gary McRae, President and CEO (Incorporated by reference to Exhibit 32.1 to the registrant’s Form 10-Q for the quarter ended October 30, 2004 filed on December 23, 2004).

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), for Marvin G. Kiser, Sr., Vice President of Finance (Incorporated by reference to Exhibit 32.1 to the registrant’s Form 10-Q for the quarter ended October 30, 2004 filed on December 23, 2004).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McRae Industries, Inc.
(Registrant)

Date: June 24, 2005	By:	/s/ D. Gary McRae

D. Gary McRae
President and CEO
(Principal Executive Officer)

Date: June 24, 2005	By:	/s/ Marvin G. Kiser, Sr.

Marvin G. Kiser, Sr.
(Principal Accounting Officer)