Form 10-Q/A
period 2005-01-29
MCRAE INDUSTRIES INC
filed 2005-06-27
CIK 729284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended January 29, 2005

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

Common Stock, $l Par Value—Class A: 1,948,153 shares as of March 11, 2005.
Common Stock, $1 Par Value—Class B: 817,846 shares as of March 11, 2005.

INTRODUCTORY NOTE

McRae Industries, Inc. (the “Company, which may be referred to as “we”, “us”, or “our”) is filing this Amendment No. 1 (“Amendment No. 1”) to the Form 10-Q originally filed March 15, 2005 (the “original filing”), to reflect a revised discussion concerning the Company’s disclosure controls and procedures and internal control over financial reporting in the Disclosure Controls and Procedures and Management’s Discussion and Analysis of Financial Condition and Results of Operations sections of the original filing. Except as set forth above and for such other changes as required by applicable law, no attempt has been made in this Amendment No. 1 to modify or update the disclosures as presented in the original filing and other than the discussion regarding our internal control over financial reporting contained in Part I, Item 4, this Amendment No. 1 does not reflect events occurring after the date of the original filing on March 15, 2005.

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

Selling, general and administrative expenses for the military boot business for the second quarter of fiscal 2005 totaled approximately $569,000, an increase from the $338,000 reported for the second quarter of fiscal 2004. This increase is primarily attributable to higher group health insurance costs and professional fees due to an increased allocation of overhead expenses due to the sale of our McRae Office Solutions business.

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

PART II. OTHER INFORMATION

Item 6. Exhibits

     (a) Exhibits

3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the registrant’s Form S-14, Registration No. 2-85908).

3.2	Amendment to the Certificate of Incorporation (Incorporated by reference to Exhibit 3 to the registrant’s Form 10-K for the year ended August 1, 1987).

3.3	Restated Bylaws of the registrant effective May 29, 2001 (Incorporated by reference to Exhibit 3.3 to the registrant’s Form 10-K for the year ended July 28, 2001).

31.1	Rule 13a-14(a)/15d-14(a) Certification for D. Gary McRae, President and CEO (Filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification for Marvin G. Kiser, Sr., Vice President of Finance (Filed herewith).

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), for D. Gary McRae, President and CEO (Incorporated by reference to Exhibit 32.1 to the registrant’s Form 10-Q for the quarter ended January 29, 2005 filed on March 15, 2005).

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), for Marvin G. Kiser, Sr., Vice President of Finance (Incorporated by reference to Exhibit 32.1 to the registrant’s Form 10-Q for the quarter ended January 29, 2005 filed on March 15, 2005).

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