Form 10-K
period 2005-07-30
MCRAE INDUSTRIES INC
filed 2005-10-28
CIK 729284

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 25049
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 30, 2005
Commission file number: 1-8578
McRAE INDUSTRIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	56-0706710
(State of Incorporation)	(I.R.S.) Employer Identification No.)
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
     Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this form 10-K. ☐
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of shares of the Registrant’s $1 par value Class A and Class B Common Stock held by non-affiliates as of January 28, 2005 was approximately $18,254,618 and $2,825,563 respectively. On October 26, 2005, 2,240,841 Class A shares and 527,658 Class B shares of the Registrant’s Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the annual shareholders meeting held on December 15, 2005 are incorporated by reference in Part III.

Part I
ITEM 1. BUSINESS
McRae Industries, Inc., (the “Company”, which may be referred to as “we”, “us” or “our”), is a Delaware corporation organized in 1983 and is the successor to a North Carolina corporation organized in 1959. Our principal lines of business are: manufacturing and selling bar code reading and related printing devices and manufacturing and selling military combat boots, western and work boots. Our office products business was sold in September 2004. Additional financial information about these lines of business can be found in Note 14 to the financial statements.
Bar Code Operations
Our bar code unit manufactures and sells bar code reading and printing devices and other items related to optical data collection, including licensing and selling computer software, through Compsee, Inc. (Compsee), a wholly owned subsidiary as of June 2004 and a majority owned subsidiary prior to June 2004. Compsee markets, sells, and services its products directly through sales centers located throughout the United States.
Compsee designs and manufactures QuickReader, QuickLink, and Turbowedge stationary bar code readers, and APEX and MAT portable bar code scanners. Principal materials used in Compsee’s assembly operations consist of various electrical and electronic components that are readily available from a number of sources. Compsee’s portable bar code scanner equipment includes the APEX II, APEX III, APEX IV, the MAT 203, and MAT 204. The APEX II was introduced in fiscal 1996 and the APEX III was introduced in fiscal 2001. The APEX III utilizes a DOS operating system and provides batch and wireless data collection capability. The APEX IV is a pistol grip version of the APEX III product. The MAT portable product is a state of the art ruggedized product that utilizes the MicroSoft ce.net operating system and provides for batch and wireless data collection. This product was introduced in the 3rd quarter of fiscal 2005. The APEX and MAT products provided 14%, 17%, and 15% of Compsee sales for fiscal 2005, 2004, and 2003, respectively. QuickReader, QuickLink, and Turbowedge bar code readers developed and marketed by Compsee accounted for 10%, 10%, and 6% of Compsee’s net revenues for fiscal 2005, 2004, and 2003, respectively. Compsee also purchases and re-sells bar code products to supplement their manufactured product lines. Purchased bar code products for resale accounted for 74%, 72%, and 73% of Compsee’s net revenues for fiscal 2005, 2004, and 2003, respectively.
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
Compsee’s backlog of firm orders for bar code products at July 30, 2005 and July 31, 2004 totaled approximately $1,063,000 and $326,000, respectively. We expect to fill all of the backlog as of July 30, 2005 during the 2006 fiscal year except for approximately $325,000, which are primarily maintenance contracts to be invoiced in future years.
Net revenues derived from this unit in fiscal 2005, 2004, and 2003 were 19%, 15%, and 18% of the Company’s consolidated net revenues from continuing operations, respectively.

Military Combat Boots
Our footwear manufacturing operations include the manufacture and sale of military combat boots. We have manufactured direct molded sole military combat boots for the United States Government (the Government) since 1966.
Whenever the Government determines a need for combat boots, it solicits bid responses from U.S. boot manufacturers. The solicitation process typically includes the evaluation by the Government of written technical and cost proposals. The Government awards contracts on negotiated per pair contract prices based on actual and estimated allowable costs plus a reasonable profit margin. This profit margin is subject to the Government’s determination that the prices are “fair” and “reasonable”. From 1965 to 2002, the basic issue combat boots required vulcanized construction. Now, basic issue combat boots allow and accept a variety of footwear constructions. As a result, as many as 12 bidders have responded to military boot solicitations with awards being made to only two or three manufacturers, including us.
On September 30, 2003, the Government notified us that we had been awarded a new contract (the Contract) to produce direct molded sole military combat boots. On September 30, 2004, the Government exercised the first year option covering the period from October 1, 2004 through September 30, 2005, which provided for a minimum and a maximum boot requirement of 276,460 pair and 1,077,552 pair, respectively. The second year option, covering the period from October 1, 2005 through September 30, 2006, was invoked by the Government on September 23, 2005 for a minimum of 48,067 pair.
During the third quarter of fiscal 2004, the U.S. Army changed its Type I and Type II Black Desert hot weather boot specification from a single vulcanized outsole to a three-layer outsole design. This three-layer outsole design can be made with our vulcanizing equipment. Our current contract with the Government was modified to incorporate this new three-layer outsole and since May 2004, we have produced boots that meet the new specifications. We have been advised that the future option quantities against this contract, if they are invoked, will require this new design because this new three-layer outsole construction is well liked and accepted by our troops.
No one company dominates the Government military boot industry. Our major competitors in the direct molded sole vulcanized military boot market include Wellco, Inc., Belleville Shoe Manufacturing Company, and Altama Delta Corporation. Price, quality, manufacturing efficiency, and delivery are the areas we emphasize to strengthen our competitive position. We also sell boots to civilian and other military customers including other countries. Military boot sales under the Government contract were $22.0 million, $36.0 million, and $15.7 million, for fiscal 2005, 2004, and 2003, respectively. Such sales constituted 35%, 51%, and 29% of consolidated net revenues from continuing operations in fiscal 2005, 2004, and 2003, respectively. Sales of military boots to foreign countries were $4.1 million, $3.1 million, and $5.3 million for the past three fiscal years, respectively. For the last three fiscal years, all of our foreign country sales were to Israel.
The Company’s backlog of firm orders for military combat boots at July 30, 2005 and July 31, 2004 totaled approximately $5.6 million and $12.9 million, respectively. We expect to fill all of the backlog as of July 30, 2005 during the 2006 fiscal year.
Net revenues derived from the military combat boot segment in fiscal 2005, 2004, and 2003 were 43%, 57%, and 41%, respectively, of the Company’s consolidated net revenues from continuing operations.
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
Leather, synthetic rubber, and the specified rubber Vibram outsoles are the principal material components used in the boot manufacturing process. Pursuant to Government contract requirements for military combat boots, all materials used in manufacturing these boots must be and are produced in the United States and must be certified as conforming to military specifications. The synthetic rubber we use in our military combat boots is available from one domestic supplier. Therefore, if this domestic supplier is not able to provide us with synthetic rubber, it would be necessary for us to get an exemption from the Government to purchase this material in the foreign market. There is only one certified domestic supplier that can provide the Vibram rubber outsoles required by our Contract with the Government and we are dependent on its ability to supply our needs.
We have a technical assistance agreement with Ro-Search, Inc., a subsidiary of Wellco, Inc., a competitor, to whom we pay a fee for each pair of direct molded sole boots we produce.
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
During fiscal 2000, we expanded our western boot product line with imported children’s boots we purchased from India and China. With the conversion of the Waverly plant in December 2003, all adult products are imported from Brazil, Mexico and China. During fiscal 2005, we continued to import from these countries to maintain higher margins. All of our imported boots are produced by contract manufacturers based on specifications that we provide.
The western and work boot markets are highly competitive. We are not aware of any reliable statistics that would enable us to determine Dan Post’s or its products relative positions within the industry; however, we believe we have established a solid position in the market for all price ranges.
Dan Post manages its inventory according to the seasonality of its business, which tends to have higher sales occurring generally in the fall and winter months. Dan Post contributed $23.6 million, $20.2 million, and $22.6 million of consolidated net revenues from continuing operations for fiscal 2005, 2004, and 2003, respectively.
The backlog of firm orders for western and work boots at July 30, 2005 and July 31, 2004 totaled approximately $3.0 million, and $2.0 million, respectively. We expect to fill all of the backlog as of July 30, 2005 during the 2006 fiscal year.

Net revenues derived from the western and work boot segment in fiscal 2005, 2004, and 2003 were 38%, 28%, and 41%, respectively, of the Company’s consolidated net revenues from continuing operations.
On June 28, 2005 we purchased accounts receivable, inventory and various trademarks, which included Laredo, Performair, and Code West, among others, from Texas Boot Company. During 2006, we will discontinue the American West Trading brand and market those products under the much stronger Laredo brand. We will also develop and sell a limited number of boot products under the other brand names. These products will not have a significant impact on sales or earnings.
On August 17, 2005, we negotiated a license agreement with the John Deere Shared Services, Inc. a subsidiary of Deere and Company, to develop and sell work shoes and boots under the John Deere brand name. We anticipate that designing and developing a manufacturing process for these work shoes will take approximately six to eight months. As a result, this product line is not expected to have a significant impact on operating results for fiscal 2006.
Discontinued Operations
On September 9, 2004, our wholly owned subsidiary, McRae Office Solutions, Inc., sold substantially all of its assets to Connected Office Products, Inc., a wholly owned subsidiary of TOPAC U.S.A., Inc., for $10,794,000. As a result, the office products business segment is shown as a disposal of a segment of business. In the first quarter of fiscal 2005, we recognized a gain of approximately $3.0 million on the sale. Accordingly, the operating results of the office products business segment have been classified as a discontinued operation for all periods presented in the Company’s consolidated financial statements included in this Report.
Other Business
The Company’s Financing and Leasing Division manages our short-term investments and marketable securities and a diminishing portfolio of other businesses and individuals notes receivable.
Foreign Sales
Our only business that experiences significant foreign sales is the military boot business. Sales of military boots to foreign countries were $4.1 million (15.4% of total military boot sales), $3.1 million (7.7%), and $5.3 million (23.8%), during fiscal 2005, 2004, and 2003, respectively. For the last three fiscal years, all of our foreign country sales were to Israel.
Other Investment Interests
We own land in North and South Carolina that is being held for investment purposes.
Regulation
We are subject to various laws and regulations concerning environmental matters and employee safety and health. We believe we are operating in substantial compliance with these laws and regulations.
Employment
As of July 30, 2005, we employed approximately 314 persons in all divisions and subsidiaries. None of our employees are represented by collective bargaining or a labor union. We consider our relations with our employees to be good.

Financial Information about Operating Segments
Financial information for the past three fiscal years with respect to our operating segments are incorporated herein by reference to Note 14 to the consolidated financial statements included in this Report.
Research and Development
Research and development costs related to development of future bar code products amounted to $1,202,000, $1,452,000, and $914,000 for fiscal 2005, 2004, and 2003, respectively.
ITEM 2. PROPERTIES
The following table describes the location, principal use, and approximate size of the principal facilities used in our business. Except for the Tennessee warehouse, which we lease, we own all of these facilities.

Location	Principal Use	Size

400 North Main Street Mt. Gilead, N.C.	Corporate headquarters, manufacturing, and sales	71,000 square feet

Highway 109 North Mt. Gilead, N.C.	Footwear manufacturing	57,600

2500 Port Malabar Blvd. Palm Bay, Florida	Compsee bar code sales office	5,250 square feet

Highway 109 North Mt. Gilead, N.C.	Footwear warehouse	3,500 square feet

Highway 109 Richmond County, N.C.	Footwear storage	11,200 square feet

Highway 24-27 Troy, N.C.	Footwear manufacturing and warehousing	60,000 square feet

Highway 109 North Mt. Gilead, N.C.	Footwear storage	4,800 square feet

601 E. Railroad Street Waverly, TN	Footwear manufacturing	71,520 square feet

5576 Highway 70 West Waverly, TN	Footwear warehouse	77,000 square feet
In addition to these principal locations, we lease other sales offices throughout the United States.
Under the terms of a lease agreement entered into in connection with the sale of our office products business, we lease a portion of our corporate headquarters facility to Connected Office Products, Inc.
During the second quarter of fiscal 2006, we expect to sell our manufacturing plant in Waverly, Tennessee.

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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Each of our classes of Common Stock is traded on the American Stock Exchange (ticker symbols MRI.A and MRI.B). As of October 26, 2005, there were approximately 368 record holders of Class A Common Stock and approximately 370 record holders of Class B Common Stock. High and low stock prices and dividends declared per share for the last two fiscal years were:
CLASS A COMMON STOCK:

	Fiscal 2005			Fiscal 2004
	Sales Price			Sales Price
			Cash			Cash
			Dividends			Dividends
Quarter	High	Low	Declared	High	Low	Declared

First	$11.90	$8.50	$.06	$9.30	$6.36	$.06
Second	14.25	10.25	.08	11.00	8.85	.06
Third	13.46	11.26	.08	11.75	9.49	.06
Fourth	12.85	11.40	.08	10.30	9.05	.06
CLASS B COMMON STOCK:

	Fiscal 2005			Fiscal 2004
	Sales Price			Sales Price
			Cash			Cash
			Dividends			Dividends
Quarter	High	Low	Declared	High	Low	Declared

First	$11.85	$8.90	$.00	$8.75	$6.50	$.00
Second	14.05	10.20	.00	10.75	8.80	.00
Third	13.10	11.25	.00	11.50	9.60	.00
Fourth	13.07	11.70	.00	10.15	9.15	.00
While we have no formal policy with respect to payment of dividends, we expect to continue paying regular cash dividends on our Class A Common Stock. Dividends paid on Class B Common Stock, if any, must also be paid on Class A Common Stock in an equal amount. Dividends paid on Class A Common Stock, if any, are not also required to be paid on Class B Common Stock. We did not pay any dividends on Class B Common Stock during the prior three fiscal years. There can be no assurance as to future dividends on either class of Common Stock, as the payment of any dividend is dependent on future actions of the Board of Directors, earnings, capital requirements, and financial condition of the Company.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
The following Selected Consolidated Financial Data of the Company presented below for each of the five years in the periods indicated has been derived from our audited and consolidated financial statements as adjusted to reflect the office products business as a discontinued operation. The Selected Consolidated Financial Data should be read in conjunction with the Consolidated Financial Statements and Notes thereto, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations”, and the other financial data included elsewhere herein.

	(In thousands, except for per share data)
Fiscal Years Ended	7-30-05	7-31-04	8-2-03	8-3-02	7-28-01

Income Statement Data:
Net revenues	$62,404	$70,496	$54,501	$50,745	$38,505
Net earnings from continuing operations	1,574	3,206	2,447	2,179	830
Net earnings (loss) from discontinued Operations	1,870	(197)	30	406	(1,527)
Net earnings (loss)	3,444	3,009	2,477	2,585	(697)
Net earnings from continuing operations per common share:
Basic Earnings per share (a):
Class A	1.09	1.90	1.53	1.37	.73
Class B	0	0	0	0	0
Diluted Earnings per share (b):
Class A	.79	1.33	1.05	.92	.49
Class B	NA	NA	NA	NA	NA
Balance Sheet Data:
Total assets	$43,010	$49,548	$46,149	$41,929	$38,977
Long-term liabilities	0	3,082	3,307	3,900	4,598
Working Capital	27,017	28,794	27,377	23,829	21,202
Shareholders’ equity	36,986	34,148	31,602	29,581	27,371
Weighted average number of common shares outstanding:
Class A	1,993,172	1,929,965	1,898,908	1,869,173	1,860,684
Class B	775,327	838,534	869,591	899,326	907,815
Weighted average number of common shares outstanding(c)	2,768,499	2,768,499	2,768,499	2,768,499	2,768,499
Cash dividends declared per common share (d)	$0.30	$0.24	$0.24	$0.21	$0.28

(a)	This calculation uses the two-class method under which all undistributed earnings are allocated to Class A Common Stock in the earnings per share calculation; thus, no earnings are allocated to the holders of Class B Common Stock. See Note 1 to the consolidated financial statements included in this report.

(b)	This calculation uses the if-converted method which assumes all Class B Common Stock is converted into Class A Common Stock; thus, there are no holders of Class B Common Stock to participate in undistributed earnings. See Note 1 to the consolidated financial statements included in this report.

(c)	Includes both Class A and Class B Common Stock

(d)	Dividends were paid only on Class A Common Stock
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PROPOSED REVERSE/FORWARD STOCK SPLIT
On June 10, 2005, our Board of Directors approved a 1-for-200 reverse stock split, to be followed immediately by a 200-for-1 forward stock split, of the outstanding shares of both classes of our common stock (Class A and Class B). The purpose of the transaction is to reduce the number of record holders of each class of our common stock (Class A and Class B) to fewer than 300, thereby enabling the Company to terminate registration of the common stock under the Securities Exchange Act of 1934 and eliminating the significant expense required to comply with the reporting and other requirements thereunder.
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
The proposed transaction is subject to approval by the holders of a majority of the issued and outstanding shares of each class of the Company’s common stock. Stockholders will be asked to approve the transaction at a special meeting of stockholders to be held on November 17, 2005. If the stockholders approve the transaction, we anticipate effecting the transaction as soon as practicable after the Special Meeting. However, even if the stockholders approve the transaction, the Board of Directors reserves the right to defer or not to implement the transaction.
INTERNAL CONTROL OVER FINANCIAL REPORTING
In connection with the audit of our consolidated financial statements for the fiscal years ended July 31, 2004 and July 30, 2005, our independent auditors informed us that they had discovered certain material weaknesses and significant deficiencies in our internal control over financial reporting under standards established by the Public Company Accounting Oversight Board. The material weaknesses and significant deficiencies initially identified in connection with the audit for the fiscal year ended July 31, 2004 continued for the fiscal year ended July 30, 2005. These identified material weaknesses generally related to lack of segregation of duties while the identified significant deficiencies included the lack of an internal audit function. These weaknesses and deficiencies in internal control have been present since the Company’s inception. Additionally, the discovery of compilation errors in the military boot operation’s fiscal 2004 year-end inventory required us to restate our financial statements as of July 31, 2004 and for the fiscal year then ended included in our Annual Report on Form 10-K originally filed by us on October 29, 2004. Upon completion by our independent auditors of their review of the accounting for inventory in our financial statements as previously reported for fiscal 2004, our independent auditors informed us that in their view there were material internal control weaknesses related to the compilation of the Company’s inventory.
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
Inventories
Inventories are stated at the lower of cost or market value using the last-in, first-out (LIFO) method for military boots and using the first-in first-out (FIFO) method for all other inventories. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast and demand requirements for the next twelve months. Actual demand and market conditions may be different from those projected by our management as a result of technological changes in the bar code business products, fashion cycles and trends in the western boot business, and the overall financial condition of competitors in the western and work boot business. A percentage point error in our inventory allowances would approximate $2,000 for the fiscal year ended July 30, 2005.
Goodwill, Intangible Assets, and Long-Lived Assets
On an annual or a more frequent basis as circumstances or events might indicate, we evaluate our goodwill and trade names under the provision of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”. We use a discounted cash flow methodology to test for impairment based on estimated future cash flows derived from historical performance and our knowledge of known factors likely to impact future cash flows. Historically, we have generated sufficient returns to recover the cost of goodwill and trade names. If future cash flows related to these assets decline as a result of market factors, competition or otherwise, a write down to fair value may be required which could have a material adverse impact on earnings.
We have evaluated our building and manufacturing equipment related to the closure of our Waverly, Tennessee plant operations in March 2005 for impairment. Our assessment indicated that the plant facility was not impaired at the end of fiscal 2005 because we have received a contract to sell the property in the amount of $525,000. The related manufacturing equipment was either scrapped, sold, or transferred to the Mount Gilead boot manufacturing plant to be used in military boot production. There was no impairment associated with the manufacturing equipment because the items scrapped had no book value and those that were sold were sold at a gain.
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
DESCRIPTION OF BUSINESS SEGMENTS
We have three primary business units: our bar code unit operates under the name Compsee, Inc. (Compsee); our military boot unit operates under the name McRae Footwear and our western and work boot unit operates under the name Dan Post Boot Company (Dan Post), formerly American West Trading Company. Our office products business, which we sold in September 2004 to Connected Office Products, Inc., operated under the name McRae Office Solutions, Inc. We also operate other smaller businesses.

A summary of net revenues; gross profit; selling, general and administrative expense; and operating profit (loss) of our major business units for fiscal 2003 through 2005 is presented in the following table. Certain reclassifications have been made to the prior year amounts to conform with the current year presentation. Some columns do not sum as a result of rounding.

	Fiscal Year			Percent Change
	2005	2004	2003	Over prior period		Fiscal Year
	(In thousands)			2005	2004	2005	2004	2003

						Percentage of Net Revenues
Net Revenues
Bar Code	$11,633	$10,875	$9,776	7.0%	11.2%	19%	15%	18%
Military Boots	26,827	40,104	22,272	(33.1)%	80.0%	43%	57%	41%
Western/Work Boots	23,618	20,169	22,618	17.1%	(10.8)%	38%	28%	41%
Eliminations/Other	326	(652)	(165)	NM	NM	0%	0%	0%

Consolidated	$62,404	$70,496	$54,501	(11.5)%	29.3%	100%	100%	100%
						Gross Profit Percentage
Gross Profit
Bar Code	$3,079	$3,225	$2,619	(4.6)%	23.2%	26%	30%	27%
Military Boots	3,444	6,632	4,772	(48.1)%	39.0%	13%	16%	21%
Western/Work Boots	7,894	4,961	5,743	59.1%	(13.6)%	33%	25%	25%
Eliminations/Other	306	166	285	NM	NM	0%	0%	0%

Consolidated	$14,723	$14,984	$13,419	(1.7)%	11.7%	24%	21%	25%
						Percentage of Net Revenues
Selling, General and Administrative expense
Bar Code	$4,666	$4,322	$4,155	8.0%	4.0%	40%	40%	43%
Military Boots	2,181	1,485	997	46.9%	48.9%	8%	4%	4%
Western/Work Boots	5,254	4,612	4,550	13.9%	1.4%	22%	23%	20%
Eliminations/Other	165	194	156	NM	NM	0%	0%	0%

Consolidated	$12,266	$10,613	$9,858	15.6%	7.7%	20%	15%	18%
						Percentage of Net Revenues
Operating Profit (Loss)
Bar Code	$(1,587)	$(1,097)	$(1,536)	(44.7)%	28.6%	(14)%	(10)%	(16)%
Military Boots	1,263	5,147	3,775	(75.5)%	36.3%	5%	13%	17%
Western/Work Boots	2,640	349	1,193	656.4%	(70.8)%	11%	2%	5%
Eliminations/Other	141	(28)	129	NM	NM	0%	0%	0%

Consolidated	$2,457	$4,371	$3,561	(43.8)%	22.7%	4%	6%	7%
CONSOLIDATED RESULTS OF CONTINUING OPERATIONS, FISCAL 2005 COMPARED TO FISCAL 2004
Consolidated net revenues from continuing operations for fiscal 2005 totaled $62.4 million as compared to $70.5 million for fiscal 2004. This 11.5% decrease in consolidated net revenues was attributable to reduced demand for military combat boots for the U. S. Government (Government), partially offset by increased sales of western boots and bar code products.
Consolidated gross profit from continuing operations fell by 1.7%, from $15.0 million for fiscal 2004 to $14.7 million for fiscal 2005. Declining gross profit in the military boot and bar code businesses were partially offset by improved gross profit in the western boot business. As a percentage of net revenues, gross profit improved from 21.3% to 23.6% primarily attributable to higher margins in the western boot business.

Consolidated selling, general and administrative expenses (SG&A) from continuing operations, including research and development (R&D) costs, amounted to $12.3 million for fiscal 2005, an increase of 15.6% over $10.6 million for fiscal 2004 as higher expenditures for sales commissions, advertising and marketing costs, administrative salaries, professional fees, and business insurance were partially offset by lower expenditures for R&D, group health insurance, and reduced bad debt charges.
As a result of the above, consolidated operating profit from continuing operations for fiscal 2005 totaled $2.5 million as compared to $4.4 million for fiscal 2004.
BAR CODE UNIT RESULTS OF OPERATIONS, FISCAL 2005 COMPARED TO FISCAL 2004
Compsee is a manufacturer and distributor of bar code reading and printing devices, other peripheral equipment, and supplies related to optical data collection. Compsee markets, sells, and services its products through sales centers located throughout the United States. Compsee continues to explore new markets throughout the United States and other parts of the world.
Net revenues for the bar code business for fiscal 2005 grew to $11.6 million, up nearly 7% from $10.9 million for fiscal 2004 primarily attributable to improvement in the market for bar code products. The sales contribution from the launch of our new mobile application terminal (MAT) product was minimal as a result of a combination of software issues related to the unit itself and slow development of application software programs. During the first quarter of fiscal 2006, these software issues were resolved. As a result, we expect MAT product sales to increase for fiscal 2006. In addition, we expect to launch a “pistol grip” version of the MAT product, which is better suited for warehouse applications, during the third quarter of fiscal 2006.
Gross profit for the bar code business fell from $3.2 million for fiscal 2004 to $3.1 million for fiscal 2005 and gross profit as a percentage of net revenues also fell from 30% for fiscal 2004 to 26% for fiscal 2005. These declines in gross profit were primarily attributable to the shift in sales mix from higher margin manufactured products to lower margin purchased product sales.
SG&A and R&D were up nearly 8%, growing from $4.3 million for fiscal 2004 to $4.7 million for fiscal 2005 primarily attributable to increased expenditures for sales salaries, product advertising and marketing costs, group health insurance expenses, and higher corporate expense allocation. These increased expenses were partially offset by lower charges for R&D, travel related costs, and professional fees.
As a result of the above, the bar code business operating loss widened from $1.1 million for fiscal 2004 to $1.6 million for fiscal 2005.
MILITARY BOOT UNIT RESULTS OF OPERATIONS, FISCAL 2005 COMPARED TO FISCAL 2004
Our military boot unit manufactures and distributes military combat boots primarily to the U.S. Government (the Government), foreign governments, and selected commercial surplus outlets.
Net revenues for the military boot business for fiscal 2005 amounted to $26.9 million, down nearly 33% from $40.1 million for fiscal 2004. This decline in net revenues was primarily attributable to reduced military boot requirements as a result of the completion of the “surge” requirement under our military boot contract with the U.S. Government in the first quarter of fiscal 2005. Military boot sales to Israel increased from $3.1 million for fiscal 2004 to $4.1 million for fiscal 2005, partially offsetting the decline in sales to the Government. The market for commercial and defect military boots continued to become more competitive as sales declined year over year by approximately $300,000.

Gross profit fell from $6.6 million for fiscal 2004 to $3.4 million for fiscal 2005 primarily attributable to reduced revenues, plant closing costs of approximately $110,000 related to our Waverly, Tennessee location, a LIFO inventory adjustment of approximately $136,000, and higher per unit manufacturing costs associated with lower production levels.
SG&A expenses increased from $1.5 million for fiscal 2004 to $2.2 million for fiscal 2005 primarily the result of higher allocated corporate expenses due to the sale of our McRae Office Solutions business, which were partially offset by lower employee benefit costs.
As a result of the above, operating profit for the military boot business fell from $5.1 million for fiscal 2004 to $1.3 million for fiscal 2005.
On September 23, 2005, the Government exercised the second year option of the contract (the Contract) awarded on September 30, 2003. This option covers the period from October 1, 2005 to September 30, 2006 and provides for the purchase of a minimum quantity of military boots totaling 48,067 pair with a minimum dollar value of approximately $2,998,896. While the Government is only obligated to this minimum quantity, we expect the actual boot requirements for fiscal 2006 to be substantially larger than the stated minimum level based on unofficial governmental scheduling guidance.
During fiscal 2006 we expect to submit bids to obtain one or more contracts to supply additional boots to the Government so that we may continue to supply boots to the Government after the extension of our current Contract expires in September 2006. There are no assurances, however, that we will be successful in obtaining any further contracts to produce boots for the Government. The Company’s operating results could be materially adversely affected if it is not successful in obtaining further contracts to produce boots for the Government.
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
WESTERN AND WORK BOOT UNIT RESULTS OF OPERATIONS, FISCAL 2005 COMPARED TO FISCAL 2004
Our western and work boot business imports and sells various boot styles for men, women and children for dress and casual wear.
Net revenues for the western and work boot business grew to $23.7 million for fiscal 2005, an increase of approximately 17% over $20.2 million for fiscal 2004. This growth in net revenues was primarily attributable to higher demand for fashion related western footwear products. Fashion trends in the western boot business are highly cyclical and historically have typically lasted approximately two to three years.
Gross profit amounted to $7.9 million and $5.0 million for fiscal 2005 and fiscal 2004, respectively. As a percentage of net revenues, gross profit grew from 25% for fiscal 2004 to 33% for fiscal 2005. This improvement in gross profit was primarily the result of increased net revenues and lower unit costs associated with imported products.
SG&A expenses for fiscal 2005 totaled approximately $5.3 million as compared to $4.6 million for fiscal 2004 primarily attributable to increased expenditures for sales commissions, product advertising and promotion, travel related costs, administrative salaries, and employee benefit costs. These expenditures were partially offset by lower bad debt charges resulting from recoveries from prior write-offs.

As a result of the above, the western and work boot business operating profit for fiscal 2005 reached $2.6 million as compared to $349,000 for fiscal 2004.
In May 2005, we negotiated the terms of an asset purchase agreement (the “Purchase Agreement”) providing for the purchase by us of certain assets from Texas Boot, Inc. (“Texas Boot”) including its trademarks (including the marks Laredo, J. Chisolm, Code West, and Performair), its outstanding accounts receivable and certain inventory. Texas Boot was operating as a debtor-in-possession in a case under Chapter 11 of the United States Bankruptcy Code. In accordance with applicable bankruptcy court procedures, an auction for the assets was conducted on June 23, 2005. We won the auction by agreeing to increase the total purchase price payable under the Purchase Agreement to approximately $2.16 million. Based on the fair market value of the assets purchased, $1,775,000 was allocated to the acquired trademarks, $317,807 was allocated to the acquired accounts receivable and $67,500 was allocated to the acquired inventory. On June 24, 2005, the United States Bankruptcy Court for the Middle District of Tennessee approved the Purchase Agreement as modified by the increased purchase price and the Purchase Agreement became effective. The transaction closed on June 28, 2005.
On August 17, 2005, we negotiated a license agreement with the John Deere Shared Services, Inc., a subsidiary of Deere and Company, to develop and sell work shoes and boots under the John Deere brand name. We anticipate that designing and developing a manufacturing process for these work shoes will take approximately six to eight months. As a result, this product line is not expected to have a significant impact on operating results for fiscal 2006.
DISCONTINUED OPERATIONS, FISCAL 2005 COMPARED TO FISCAL 2004
McRae Office Solutions distributed Toshiba photocopiers, Toshiba facsimile machines, RISO digital printing equipment, OKI color copiers and printers and provided related service and supplies for these products throughout North Carolina and parts of Virginia and South Carolina.
On September 9, 2004, we entered into a definitive agreement under which we sold substantially all the assets of our McRae Office Solutions, Inc. subsidiary to Connected Office Products, Inc. (COPI). COPI is a subsidiary of TOPAC U.S.A., Inc., which is headquartered in Irvine, California, and operates a network of wholly owned subsidiaries involved in the sales, service, and distribution of office products. Under the terms of the Asset Purchase Agreement, COPI purchased substantially all of the assets of McRae Office Solutions, Inc. for $10,794,000. On September 9, 2005, the Company received a payment in the amount of $912,000, which was comprised of the balance due of $894,000 and the addition of accrued interest of $18,000. The operating results of the office products business segment have been classified as a discontinued operation for all periods presented in the Company’s consolidated financial statements included in this Report.
Discontinued operations net revenues for fiscal 2005, which consisted of only one month of operations, amounted to $1.3 million as compared to $23.9 million for fiscal 2004. The net loss from discontinued operations for fiscal 2005 and fiscal 2004 amounted to $251,000 and $90,000, respectively, net of income tax benefit.
The estimated gain on the sale of the office products business assets totaled approximately $2.1 million net of a $1.3 million tax provision.
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
Gross profit grew from $4.8 million for fiscal 2003 to $6.6 million for fiscal 2004 primarily due to the increase in net revenues. In August 2004, the Government approved an economic price adjustment for increased material costs based on a change in cost estimate from a contract in prior years, which contributed approximately $490,000 to the increase in gross profit. As a percentage of net revenues, gross profit fell from 21% for fiscal 2003 to 16% for fiscal 2004. This decline in gross profit percentage was primarily the result of lower per unit selling prices and higher per unit manufacturing costs associated with training new production workers, higher subcontract costs, and difficulties encountered in producing multiple boot constructions.
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
WESTERN AND WORK BOOT UNIT RESULTS OF OPERATIONS, FISCAL 2004 COMPARED TO FISCAL 2003
Net revenues for the western and work boot business totaled $20.2 million for fiscal 2004 as compared to $22.6 million for fiscal 2003. This decrease in net revenues resulted primarily from a soft market for western and work boots, partially offset by increased military boot sales to our military boot unit, which amounted to approximately $836,000 for fiscal 2004 as compared to $563,000 for fiscal 2003.
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
DISCONTINUED OPERATIONS, FISCAL 2004 COMPARED TO FISCAL 2003
Net revenues for the discontinued office products business amounted to $23.9 million for fiscal 2004 as compared to $22.5 million for fiscal 2003. The increase was primarily due to the higher service and supply revenues related to growth of machines in service.
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
FINANCIAL CONDITION AND LIQUIDITY
We measure our liquidity by our ability to generate cash to fund our operations, investment activities, and financing expenditures. Our liquidity position is sensitive to and dependent on cash generated from operations, the level of capital expenditures, reductions in debt, payment of quarterly dividends, and our access to financing.

At July 30, 2005, cash and cash equivalents amounted to approximately $9.2 million. Working capital equaled $27.0 million and the current ratio, defined as current assets divided by current liabilities, was 5.5 to 1. Under the terms of the Asset Purchase Agreement pursuant to which we sold our office products business in September 2004, we received $9.9 million on September 9, 2004 and on September 9, 2005 we received an additional $912,000 as payment of the remainder of the purchase price. The proceeds from the sale provided a total of approximately $7.0 million of cash after income taxes. In September 2004, we used approximately $3.1 million to pay off the long-term note related to our western and work boot business.
On June 10, 2005, our Board of Directors approved a 1-for-200 reverse stock split, to be followed immediately by a 200-for-1 forward stock split, of the outstanding shares of both classes of our common stock (Class A and Class B). The purpose of the transaction is to reduce the number of record holders of each class of our common stock (Class A and Class B) to fewer than 300, thereby enabling the Company to terminate registration of the common stock under the Securities Exchange Act of 1934 and eliminating the significant expense required to comply with the reporting and other requirements thereunder.
Pursuant to the transaction, stockholders holding fewer than 200 shares of the Company’s common stock of a particular class immediately before the transaction would have such shares cancelled and converted into the right to receive from the Company a cash payment of $14.25 for each such share owned before the reverse stock split. If the proposed transaction is approved by the stockholders and implemented, we estimate that we will use approximately $800,000 to purchase fractional share interests that will be cashed out.
We have two lines of credit with a bank totaling $4.75 million, all of which was available at July 30, 2005. One credit line totaling $1.75 million (which is restricted to one hundred percent of the outstanding accounts receivable due from the U.S. Government) expires in January 2006. The other credit line totaling $3.0 million expires in November 2005. We intend to renew these credit lines before their respective expiration dates. We believe that current cash and cash equivalents ($9.2 million at July 30, 2005), cash generated from operations, and the available lines of credit will be sufficient to meet our capital requirements for fiscal 2006.
OFF-BALANCE SHEET ARRANGEMENTS
We do not have any off-balance sheet financing arrangements.
CONTRACTUAL OBLIGATIONS
The table below details by fiscal year maturity dates for our contractual commitments as of July 30, 2005 (amounts in thousands):

Commitment	2006	2007	2008	2009	2010	Thereafter

Bank Loans – Fixed rate	$180	$0	$0	$0	$0	$0
Operating leases	8	4	0	0		0

Total	$188	$4	$0	$0	$0	$0

Selected cash flow data is presented below (in thousands):

	For Years Ended
	July 30, 2005	July 31, 2004

Source (Use) of Cash
Operating activities
Net earnings adjusted for depreciation and amortization	$4,013	$3,539
Accounts receivable	1,101	(3,472)
Inventories	2,089	(1,893)
Discontinued operations	(2,864)	433
Net cash provided by operating activities	3,410	517

Investing activities
Purchase of trademarks	(1,775)	—
Proceeds from sale of business	9,900	—
Capital expenditures	(193)	(1,370)

Financing activities
Proceeds from bank loan	—	401
Principal repayment of long-term debt	3,529	(583)
Dividends paid	606	(463)
Net cash provided operating activities for fiscal 2006 amounted to approximately $3.4 million. Net earnings as adjusted for depreciation contributed a positive cash flow of nearly $4.0 million. Trade accounts receivable decreased by $1.1 million primarily the result of lower military boot sales during the fourth quarter of fiscal 2005 as compared to the fourth quarter of fiscal 2004. Increased sales of western boot products for the comparative fourth quarters partially offset the decline in the accounts receivable balance. Reduced inventory levels in the military boot business provided approximately $4.3 million of cash, which was partially offset by increased inventory levels in the western boot business necessary to support the current demand for western boot products. The timing of inventory payments primarily related to the military boot business used approximately $900,000 of cash. Operating activities associated with the discontinued office products business used approximately $2.9 million of cash .
The purchase of trademarks from Texas Boot Company used $1,775,000. Capital expenditures for fiscal 2005 amounted to approximately $193,000, primarily for manufacturing equipment, warehouse equipment, and computer equipment upgrades. Proceeds from the sale of our office products business provided $9.9 million of cash.
Our financing activities in fiscal 2005 used approximately $4.1 million of cash to pay dividends and reduce our variable rate debt associated with our footwear businesses.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to the impact of interest rate changes related to the aggregate $4.75 million lines of credit. As of July 30, 2005, there was no outstanding indebtedness under the lines of credit. We do not buy or sell derivative financial instruments for trading purposes. Borrowings under these credit facilities described above bear interest at rates based upon the “Prime Rate” or the “Prime Rate” less a margin of one-half percent offered by the applicable lender. We have not entered into any swap agreements or engaged in any other hedging activities with respect to this variable rate indebtedness.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following documents are field as part of this report:

1.	Report of Independent Registered Public Accounting Firm	22

2.	McRae Industries, Inc. and Subsidiaries Consolidated Financial Statements:

	Consolidated Balance Sheets as of July 30, 2005 and July 31, 2004	23-24

	Consolidated Statements of Operations for the Years Ended July 30, 2005, July 31, 2004, and August 2, 2003	25

	Consolidated Statements of Shareholders’ Equity for Years Ended July 30, 2005, July 31, 2004, and August 2, 2003	26

	Consolidated Statements of Cash Flows for the Years Ended July 30, 2005, July 31, 2004, and August 2, 2003	27

	Notes to Consolidated Financial Statements	28-42

2.	Financial Statement Schedule:

	Schedule II	43
Schedules other than those listed above have been omitted because they are not applicable or the required information is shown in financial statements or the notes thereto.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
McRae Industries, Inc. and Subsidiaries:
We have audited the accompanying consolidated balance sheets of McRae Industries, Inc. (a Delaware corporation) and Subsidiaries as of July 30, 2005 and July 31, 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended July 30, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of McRae Industries, Inc. and Subsidiaries as of July 30, 2005, and July 31, 2004 and the results of their operations and their cash flows for each of the three years in the period ended July 30, 2005, in conformity with accounting principles generally accepted in the United States of America.
Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.
As discussed in Note 15, the consolidated financial statements as of July 31, 2004, and for the year then ended have been restated to reflect adjustments related to an overstatement of the Company’s inventory, income tax accrual and shareholders’ equity and an understatement of cost of revenues.
/s/ Grant Thornton LLP
Charlotte, North Carolina
October 21, 2005

CONSOLIDATED BALANCE SHEETS
McRae Industries, Inc. and Subsidiaries

	(In Thousands)
	July 30,	July 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$9,238	$2,463

Accounts receivable, less allowances of $734,000 and $339,000, respectively	9,749	11,245
Notes receivable, current portion	9	25
Inventories	12,721	14,810
Income tax receivable	840	676
Prepaid expenses and other current assets	159	271
Asset held for sale – Waverly Plant	325	0
Assets held for sale from discontinued operations	0	11,622

Total current assets	33,041	41,112

Property and equipment, net	2,640	3,342

Other assets:
Notes receivable, net of current portion	36	36
Real estate held for investment	1,882	1,422
Goodwill	362	362
Amount due from split-dollar life insurance	2,220	2,220
Trademarks	2,824	1,049
Other	5	5

Total other assets	7,329	5,094

Total assets	$43,010	$49,548

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
McRae Industries, Inc. and Subsidiaries

	(In Thousands)
	July 30,	July 31,
	2005	2004
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable, banks	$174	$621
Accounts payable	3,793	4,672
Accrued employee benefits	480	524
Accrued payroll and payroll taxes	683	865
Liabilities associated with discontinued operations	0	4,587
Other	894	1,049

Total current liabilities	6,024	12,318

Notes payable, banks, net of current portion	0	3,082

Shareholders’ equity:
Common Stock:
Class A, $1 par value; authorized 5,000,000 shares; issued and outstanding, 2,240,841 and 1,943,543 shares, respectively	2,241	1,943
Class B, $1 par value; authorized 2,500,000 shares; issued and outstanding, 527,658 and 824,956 shares, respectively	527	825
Additional paid-in capital	791	791
Retained earnings	33,427	30,589

Total shareholders’ equity	36,986	34,148

Total liabilities and shareholders’ equity	$43,010	$49,548

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS
McRae Industries, Inc. and Subsidiaries

	July 30,	July 31,	August 2,
For years Ended	2005	2004	2003
Net revenues	$62,404	$70,496	$54,501
Cost of revenues	47,681	55,512	41,101

Gross profit	14,723	14,984	13,400
Selling, general and administrative expenses	12,266	10,613	9,839

Operating profit from continuing operations	2,457	4,371	3,561
Other income, net	78	329	604
Interest expense	(44)	(144)	(175)

Earnings from continuing operations before income Taxes and minority interest	2,491	4,556	3,990
Provision for income taxes	917	1,352	1,552
Minority interest	0	2	9

Net earnings from continuing operations	1,574	3,206	2,447

Discontinued operations:
Earnings (loss) from discontinued operations, net of income tax (benefit) provision of $(161,000), $(72,000), and $88,000 for 2005, 2004, and 2003.	(274)	(197)	30

Gain on sale of business, net of income tax provision of $1,341,000	2,144	0	0

Net earnings	$3,444	$3,009	$2,477

Earnings per common share:

Earnings per common share from continuing operations:
Basic earnings per share:
Class A	1.09	1.90	1.53
Class B	0	0	0
Diluted earnings per share:
Class A	.79	1.32	1.05
Class B	NA	NA	NA

Earnings per common share from discontinued operations:
Basic earnings per share:
Class A	.94	(.10)	.01
Class B	0	0	0
Diluted earnings per share:
Class A	.67	(.07)	.01
Class B	NA	NA	NA

Net earnings per common share:
Basic earnings per share:
Class A	2.03	1.80	1.54
Class B	0	0	0
Diluted earnings per share:
Class A	1.46	1.25	1.06
Class B	NA	NA	NA
Weighted average number of common shares outstanding:
Class A	1,993,172	1,929,965	1,898,908
Class B	775,327	838,534	869,591

Total	2,768,499	2,768,499	2,768,499

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
McRae Industries, Inc and Subsidiaries

	(Dollars in thousands)
	Common Stock, $1 par value
	Class A		Class B		Additional	Retained
	Shares	Amount	Shares	Amount	Paid-in Capital	Earnings

Balance, August 3, 2002	1,879,072	$1,879	889,427	$889	$791	$26,022
Conversion of Class B to Class A Stock	35,900	36	(35,900)	(36)

Cash Dividend ($.24 per Class A common stock)						(456)

Net earnings						2,477
Balance, August 2, 2003	1,914,972	1,915	853,527	853	791	28,043

Conversion of Class B to Class A stock	28,571	28	(28,571)	(28)

Cash Dividend ($.24 per Class A common stock)						(463)

Net earnings						3,009
As restated (Note 15)

Balance, July 31, 2004	1,943,543	1,943	824,956	825	791	$30,589

Conversion of Class B to Class A Stock	297,298	298	(297,298)	(298)

Cash Dividend ($.30 per Class A common stock)						(606)

Net earnings						3,444

Balance, July 30, 2005	2,240,841	$2,241	527,658	$527	$791	$33,427
See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
McRae Industries, Inc. and Subsidiaries

	(In thousands)
	July 30,	July 31,	August 2,
For years Ended	2005	2004	2003
Cash Flows from Operating Activities:
Net earnings	$3,444	$3,009	$2,477
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net earnings from discontinued operations	(1,870)	197	(30)
Depreciation and amortization	569	530	614
Minority shareholders’ interest in earnings (loss) of Subsidiary	—	(2)	(9)
Gain on sale of assets	138	(73)	(326)
Changes in operating assets and liabilities:
Accounts receivable	1,101	(3,472)	(665)
Accounts receivable valuation allowances	395	(92)	82
Inventories	2,089	(1,893)	(1,306)
Prepaid expenses and other current assets	(38)	(139)	72
Accounts payable	(879)	2,093	273
Accrued employee benefits	(44)	97	(48)
Accrued payroll and payroll taxes	(182)	(38)	160
Income taxes	(164)	41	(57)
Working capital changes associated with discontinued Operations	(994)	236	(26)
Other	(155)	23	(42)

Net cash provided by operating activities	3,410	517	1,169

Cash Flows from Investing Activities:
Proceeds from sale of business	9,900	—	—
Proceeds from sale of property	12	142	377
Proceeds from sale of short term investments	—	—	18
Purchase of other assets	(460)	—	(150)
Purchase of trademarks	(1,775)	—	—
Purchase of minority interest	—	(85)	—
Capital expenditures	(193)	(1,370)	(249)
Collections on notes receivable	16	68	73

Net cash provided by (used in) investing activities	7,500	(1,245)	69

Cash Flows from Financing Activities:
Proceeds from bank loan	—	401	—
Principal repayments of long-term debt	(3,529)	(582)	(542)
Dividends paid	(606)	(463)	(456)

Net cash used in financing activities	(4,135)	(644)	(998)

Net Increase (Decrease) in Cash and Cash Equivalents	6,775	(1,372)	240
Cash and Cash Equivalents at Beginning of Year	2,463	3,835	3,595

Cash and Cash Equivalents at End of Year	$9,238	$2,463	$3,835

Note:	Accounts receivable for fiscal 2005 contains a non-cash activity in the amount of $894,000 related to the sale of our office products business.
See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
McRae Industries, Inc. and Subsidiaries
For the Years Ended July 30, 2005, July 31, 2004 and August 2, 2003
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The consolidated financial statements include the accounts of all of the Company’s wholly owned subsidiaries and other businesses over which we exercise significant control in accordance with FASB Statement No. 94, “Consolidation of All Majority-Owned Subsidiaries” and FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities.” Minority interest for prior periods represented the minority shareholder’s proportionate share of the equity of a former majority owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.
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
Inventories
Inventories are stated at the lower of cost or market value using the last-in, first-out (LIFO) method for military boots and using the first-in first-out (FIFO) method for all other inventories. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast and demand requirements for the next twelve months. Actual demand and market conditions may be different from those projected by our management as a result of technological changes in the bar code business products and fashion cycles and trends and the overall financial condition of competitors in the western and work boot business. A percentage point error in our inventory allowances would approximate $2,000 for the fiscal year ended July 30, 2005.

Property and Equipment
Property and equipment are stated at cost. Depreciation and amortization are provided on the straight-line method for financial reporting purposes and by accelerated methods for income tax purposes. Useful lives range from three years for computer equipment to thirty-one and one-half years for buildings.
Revenue Recognition
Our western and work boot business records an allowance for sales returns. This is calculated applying historical return data to sales subject to potential returns.
McRae Office Solutions, Inc., our discontinued operation that was sold to Connected Office Products, Inc. (COPI) on September 9, 2004, sold equipment under sales-type leases to customers. Sales were recognized when the equipment was installed and unearned income was recognized over the term of the lease. Compsee does not engage in equipment leasing.
The Company’s trade receivables are not financed. The Company has a small amount of receivables from financing of real estate mortgages. These are being paid down and no additional financings are anticipated.
Compsee enters into maintenance agreements on bar code equipment and revenues are recognized over the term of the maintenance contract, usually one year. McRae Office Solution, Inc., our discontinued operation, also entered into maintenance agreements. The revenues from these agreements was deferred and recognized over the term of the related agreements.
Revenues recognized for the past three years are as follows:

	2005	2004	2003

Lease Income	$3,000	$251,000	$415,000
Financing of Receivables	17,000	26,000	38,000
Maintenance Contracts	155,000	1,180,000	1,365,000
The Company’s current boot contract requires a bill and hold procedure. Under bill and hold, the Government issues a specific boot production order which, when completed and ready for shipment, is inspected and accepted by the Quality Assurance Representative (QAR), thereby transferring ownership to the Government. Under this contract modification, after inspection and acceptance by the QAR, the boots become “Government-owned property”. Also, after QAR inspection and acceptance, the Company invoices and receives payment from the Government, and warehouses and distributes the related boots against Government-issued requisition orders, which the Company receives five days per week. Government-owned boots stored in the Company’s warehouse are complete, including packaging and labeling. The bill and hold procedure requires physical segregation and specific identification of Government-owned boots and, because they are owned by the Government, the Company cannot use them to fill any other customers’ order. The Company has certain custodial responsibilities for these boots, including loss or damage, which the Company insures to the extent of the selling price to the Government. The related insurance policies specifically provide that loss payment on finished stock and sold personal property completed and awaiting delivery is based on the Company’s selling price. At the end of the Contract term all remaining inventory is sent to the Government. In accordance with guidance issued under Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements”, revenues from bill and hold transactions are recognized at the time of acceptance by the QAR.
All other sales of the Company are recognized as revenues when goods are shipped and title passes to the buyer.

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
In June 2005, we purchased certain trademarks from Texas Boot Company in the amount of $1,775,000, which was their fair market value.
Income Taxes
A deferred tax asset or liability is recorded for all temporary differences between financial and tax-reporting using enacted tax rates. Deferred tax expense (benefit) results from the change during the year of the deferred tax assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.
Earnings per Share
Under our Articles of Incorporation, we may pay dividends on our Class A Common Stock in excess of the dividends we pay on our Class B Common Stock. As a result, we have computed our earnings per share in compliance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share”. This guidance requires companies that have multiple classes of equity securities to use the “two class” or “if converted method” in computing earnings per share.
For our primary or basic earnings per share calculation, we use the two-class method, which implies a different dividend rate for our Class B Common Stock. Consequently, all undistributed earnings are allocated to Class A Common Stock in the earnings per share calculation. The result of this calculation allocates no earnings per share to the holders of Class B Common Stock.
For our diluted earnings per share calculation, we use the if-converted method. This calculation assumes that all Class B Common Stock is converted into Class A Common Stock. As a result, there are no holders of Class B Common Stock to participate in undistributed earnings.
While we have presented our earnings per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, we believe that the holders of Class A and Class B Common Stock have equal rights to the Company’s undistributed earnings. Consequently, we believe that the calculation that best expresses economic reality is to calculate earnings per share using the total Class A and Class B Common Stock outstanding.
The Company had no common stock equivalents issued or outstanding for the three-year period ended July 30, 2005.
Recently Issued Accounting Standards
In November 2004, Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” was issued to clarify the accounting for abnormal amounts of facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 is applicable to us in fiscal 2006.

In December 2004, SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions” was issued to amend several components of FASB Statements No. 66 and No. 67. This standard is not applicable to our business.
In December 2004, SFAS No. 153, “Exchange of Non-Monetary Assets” was issued to amend APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS No. 153 is applicable to us in fiscal 2006.
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
Research and Development
Research and development costs related to future products are expensed in the year incurred and are included in SG&A expenses. Research and development expenses for fiscal 2005, 2004, and 2003 were $1,202,000, $1,452,000 and $914,000, respectively.
Advertising
The Company expenses advertising costs when incurred. Advertising expense amounted to $465,000, $244,000, and $259,000 for fiscal 2005, 2004, and 2003, respectively.
Shipping and Handling
Shipping and handling costs that are charged to and reimbursed by the customer are recognized as revenue, while the related expenses, including buying, postage, external distribution and warehousing costs incurred by the Company are recorded as components of cost of goods sold in the consolidated statements of operations.
Reclassification
Certain reclassifications have been made to the prior years’ financial statements and notes thereto to conform with the current year presentation.

Split-Dollar Life Insurance
The Company is party to a split-dollar arrangement with respect to certain life insurance policies. We record an amount that is to be realized under the split dollar agreement. This amount is the actual premiums paid by the Company or the actual cash surrender value of the policy, whichever is less.
Real Estate Held for Investment
Real estate held for investment is land recorded at cost plus the cost of any improvements. Land is analyzed for impairment annually with any impairment expensed during the current period.
Related Party Transactions
The Company applies the provisions of FASB statement No. 57, “Related Party Disclosures”, to determine whether or not a related party transaction has occurred. If a related party transaction has taken place we make the necessary disclosures.
Assets Subject to Liens
We currently have a loan with the State of Tennessee with an outstanding balance of $174,000 at July 30, 2005. Land, buildings, and building improvements of the Company’s Dan Post subsidiary are pledged as collateral.
2. INVENTORIES
Current costs exceeded the LIFO value of inventories by approximately $816,000 and $680,000 at July 30, 2005 and July 31, 2004, respectively. Year-end inventories valued under the LIFO method were $1,453,000 and $5,749,000 at July 30, 2005 and July 31, 2004, respectively. For fiscal 2005, higher FIFO pricing and lower inventory levels increased the LIFO reserve, which decreased net earnings by approximately $136,000 as compared to a $43,000 increase in net earnings for fiscal 2004. The components of inventory at each year-end are as follows:

	(In Thousands)
	Fiscal Year Ended
		2004
		As Restated
	2005	(Note 15)

Raw materials	$2,217	$3,883
Work-in-process	446	2,385
Finished goods	10,058	8,542

	$12,721	$14,810

3. PROPERTY AND EQUIPMENT

	(In Thousands)
	Fiscal Year Ended
	2005	2004

Land and improvements	$664	$679
Buildings	3,796	4,297
Machinery and equipment	3,877	4,159
Furniture and fixtures	1,457	1,638

	9,794	10,773
Less: Accumulated depreciation	7,154	7,431

	$2,640	$3,342

Depreciation expense for fiscal 2005, 2004, and 2003 was $569,000, $530,000, and $614,000, respectively.
4. NOTES PAYABLE AND LINES OF CREDIT
NOTES PAYABLE:

	(In Thousands)
	Fiscal Year Ended
	July 30, 2005	July 31, 2004

Note payable, bank, due in monthly installments of $56,477 including interest at the prime rate less 0.5% (3.75% as of July 31, 2004) through July 2011. Repaid in fiscal 2005.	$0	$3,114
Note payable, State of Tennessee, due March 2013. Note is payable in 60 monthly installments of $1,930 including interest at 1.5%, then 60 monthly installments of $2,073 including interest at 2.5% and then 120 monthly installments of $2,175 including interest at 3.5%. Land, buildings and building improvements of the Company’s Dan Post subsidiary, are pledged as collateral.	174	193
Note payable, bank, due in 59 monthly installments of $4,460 including interest at the prime rate less 0.5% (3.75% as of July 31, 2004) commencing on July 2, 2004 and 1 final payment of all unpaid principal and interest due on June 2, 2009. Repaid in fiscal 2005.	0	396

Current portion	174	3,703
	174	621

	$0	$3,082

We intend to payoff the remaining note payable to the State of Tennessee during fiscal 2006. Consequently, the long-term portion of this note has been re-classified as current.
LINES OF CREDIT:
The Company has an unsecured $3,000,000 revolving line of credit with a bank. The Company had no outstanding borrowings under the line of credit as of July 30, 2005 or July 31, 2004. This line of credit provides for interest on outstanding balances to be paid monthly at the prime rate less 0.5%. This line of credit expires in November 2005 and is secured by the inventory and accounts receivable of the Company’s Dan Post subsidiary.
The Company has an additional $1,750,000 line of credit with a bank. This line is restricted to 100% of the outstanding accounts receivable due from the U.S. Government. There were no outstanding borrowings under this line of credit as of July 30, 2005 and July 31, 2004. The line of credit expires in January 2006 and provides for interest on outstanding balances to be paid monthly at the prime rate.
Cash paid for interest during fiscal 2005, 2004, and 2003 was approximately $44,000, $144,000, and $186,000, respectively.
5. EMPLOYEE BENEFIT PLANS
The Company’s employee benefit program consists of an employee stock ownership plan, a 401-K retirement plan, a cash bonus program, incentive awards, and other specified employee benefits as approved by the Board of Directors.
The employee stock ownership plan (ESOP) covers substantially all employees. Its principal investments include shares of Class A Common Stock and Class B Common Stock of the Company and collective funds consisting of short-term cash, fixed-income, and equity investments. There have been no contributions to the ESOP in fiscal years 2005, 2004, or 2003.
The Company has a 401-K retirement plan, which covers substantially all employees. Employees can contribute up to 25% of their annual salary to the plan. At its sole discretion, the Board of Directors determines the amount and timing of any Company matching contribution. The Company’s contribution was $105,000, $152,000, and $131,000 for the fiscal years ended July 30, 2005, July 31, 2004, and August 2, 2003, respectively.
Employee benefit program expense amounted to $417,000, $463,000, and $359,000 in 2005, 2004, and 2003, respectively.
6. INCOME TAXES
Significant components of the provision for income taxes are as follows (in thousands):

	2005	2004	2003

Current expense (benefit)
Federal	$732	$971	$1,399
State	83	227	218

	815	1,198	1,617

Deferred expense (benefit)
Federal	87	131	(55)
State	15	23	(10)

	$917	$1,352	$1,552

The components of the provision for deferred income taxes are as follows (in thousands):

	2005	2004	2003

Depreciation	$(16)	$201	$(39)
Accrued employee benefits	17	(37)	18
Allowances for doubtful accounts	(22)	35	(31)
Inventory	47	(29)	(29)
State net operating loss carry forward	(6)	(12)	(115)
Other	82	(4)	131

Deferred income taxes, expense (benefit)	$102	$154	$(65)

Deferred tax liabilities and assets at each year-end are as follows (in thousands):

	2005	2004
Deferred tax liabilities
Depreciation	$(98)	$(41)

Total deferred tax liabilities	$(98)	$(41)

Deferred tax assets
Depreciation	0	0
Accrued employee benefits	182	199
Allowances for doubtful accounts	150	129
Inventory	76	124
State net operating loss carry forward	133	127
Other	208	84

Total deferred tax asset	749	663

Net deferred tax asset	$651	$622

State net operating loss carry forwards will expire through fiscal 2019.
The reconciliation of income tax computed at the U.S. federal statutory tax rate to actual income tax expense are (in thousands):

	2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent
Tax at U.S. statutory rate	$847	34.0	$1,549	34.0	$1,356	34.0
State income taxes, net of federal tax benefit	157	6.3	287	6.3	251	6.3
Other – net	(87)	(3.5)	(484)	(9.5)	(55)	(1.4)

	$917	36.8	$1,352	30.8	$1,552	38.9

Total income tax payments during fiscal years 2005, 2004, and 2003 were approximately $2,751,000, $1,657,000, and $1,861,000, respectively.
7. COMMITMENTS AND CONTINGENCIES
Lease Agreements
The Company leases certain offices and equipment under non-cancelable operating leases. Rental expenses on all operating leases were $288,000, $302,000, and $340,000 for fiscal 2005, 2004, and 2003. The future minimum annual rental payments under non-cancelable operating leases are as follows (in thousands):

Fiscal Year End:
2006	$8
2007	4
2008	0
2009	0
2010	0
Thereafter

$12

The Company leases approximately 34,000 square feet of office and warehouse space to Connected Office Products, Inc. The lease covers a base year period and two one-year option periods. The future minimum lease and facility charge payments are as follows:

	Fiscal
	2006	2007	2008

Lease Payments	$50,000	$83,333	$7,500
Facility Charges	$56,291	$56,291	$4,691
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
Concentrations of credit risk with respect to receivables are minimal due to the large number of entities comprising the Company’s customer base and their dispersion across many different industries. The Company does not require collateral on trade accounts receivable. As of July 30, 2005, 12 customers accounted for 39% of accounts receivable.
Synthetic rubber used in our military boot operations is currently available and purchased from the only domestic supplier. Synthetic rubber is available from foreign suppliers, however an exemption would be required from the Government to purchase synthetic rubber in the foreign market. There is only one certified supplier currently that can provide the Vibram rubber outsoles and we are dependent on its ability to supply our needs.
Sales to the U.S. Government amounted to 35%, 51%, and 29% of total consolidated net revenues from continuing operations for fiscal 2005, 2004, and 2003, respectively.
Other
Under the terms of sale to the U.S. Government, the negotiated contract prices of combat boots are subject to renegotiation if certain conditions are present. Management does not currently expect renegotiation, if any, to have a material adverse effect on the Company’s consolidated financial position or results of operations.
8. SHAREHOLDERS’ EQUITY
Common Stock
The Company’s Bylaws provide for seven directors, two of whom are elected by the holders of the Class A Common Stock voting as a separate class, and five of whom are elected by the holders of the Class B Common Stock voting as a separate class. On all other matters (except matters required by law or the Company’s Certificate of Incorporation or Bylaws to be approved by a different vote), the holders of Class A Common Stock and Class B Common Stock vote together as a single class with each share of Class A Common Stock entitled to one-tenth vote and each share of Class B Common Stock entitled to one vote. Each share of Class B Common Stock can be converted to Class A Common Stock on a share for share basis. All dividends are paid on Class B Common Stock must also be paid on Class A Common Stock in an equal amount.
During fiscal 1999, the Company adopted the McRae Industries, Inc. 1998 Incentive Equity Plan (the Plan). Under the Plan, 100,000 shares of the Company’s Class A Common Stock are reserved for issuance to certain key employees of the Company. At July 30, 2005, there were 100,000 shares available for future grants under the Plan.
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
Split-Dollar Life Insurance: Represents value of the Company’s rights under split-dollar arrangements. Under these arrangements, the Company is entitled to be repaid cumulative premiums paid, or if less, the net cash surrender value of the policies.
Long and Short-term Debt: The carrying amounts of the borrowings under short-term revolving credit agreements approximate its fair value. The fair value of long-term debt was estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

	(In thousands)
	Carrying	Fair
	Amount	Value
Assets

Cash and cash equivalents	$9,238	$9,238
Notes receivable, current and long-term	45	45
Amount due from split-dollar life insurance	2,220	2,220

Liabilities

Long and short-term debt	174	174

10. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)
The following table sets forth quarterly financial information from continuing operations for the years ended July 30, 2005 and July 31, 2004 (in thousands):

	First	Second	Third	Fourth
July 30, 2005

Net revenues	20,434	15,525	12,768	13,677
Gross profit	4,592	3,763	3,011	3,357
Operating income from continuing operations	1,212	663	294	288
Net earnings from continuing operations	807	484	143	140
Net earnings per common share
Basic – Class A	.48	.33	.15	.15
Basic – Class B	0	0	0	0
Diluted – Class A	.33	.23	.11	.11
Diluted – Class B	NA	NA	NA	NA

July 31, 2004

Net revenues	$16,023	$14,896	$17,584	$21,993
Gross profit	4,016	2,941	3,105	4,922
Operating income from continuing operations	1,265	172	704	2,230
Net earnings from continuing operations	823	126	479	1,778
Net earnings per common share:
Basic – Class A	.49	.13	.31	.97
Basic – Class B	0	0	0	0
Diluted – Class A	.34	.09	.21	.68
Diluted – Class B	NA	NA	NA	NA
11. DISCOUNTINUED OPERATIONS
On September 9, 2004, McRae Industries, Inc. entered into a definitive agreement under which it sold substantially all the assets of its McRae Office Solutions, Inc. subsidiary to Connected Office Products, Inc. (COPI). Under the terms of the Asset Purchase Agreement, COPI purchased substantially all of the assets of McRae Office Solutions, Inc. for $10,794,000. On September 9, 2004, we received $9.9 million of the purchase price and on September 9, 2005, we received a payment in the amount of $912,000 which was comprised of the balance due of $894,000 and the addition of accrued interest of $18,000.
As of July 31, 2004, McRae Industries, Inc. met the criteria for reporting the pending sale of the assets of McRae Office Solutions, Inc. subsidiary as an asset held for sale and discontinued operations per Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), and has accounted for the discontinued operations as such.
The assets and liabilities of discontinued operations included in assets held for sale and liabilities held for sale at July 31, 2004, represent the assets and liabilities of the Company’s McRae Office Solutions, Inc. business and are as follows:

	(In thousands)
	July 30,	July 31,
	2005	2004
ASSETS

Current assets:

Cash and cash equivalents	—	$1,371

Accounts and note receivable	—	1,358

Inventories (net)	—	4,602

Current portion of lease receivable	—	61

Prepaid expenses	—	70

Total current assets	—	7,462

Property and equipment, net	—	2,272

Long term portion of net lease receivable and guaranteed Residuals	—	1,881

Other assets	—	7

Assets held for sale	—	$11,622

	(In thousands)
	July 30,	July 31,
	2005	2004
LIABILITIES

Current liabilities:

Accounts payable	—	$1,584
Contract contingencies	—	291

Accrued payroll and payroll taxes	—	10
Other accrued liabilities	—	139

Total current liabilities	—	2,024

Lease guarantees	—	1,817

Deferred service revenue	—	746

Liabilities held for sale	—	$4,587

Net revenues for McRae Office Solutions, Inc. for the fiscal year ended July 30, 2005, July 31, 2004, and August 2, 2003, were $1.3 million, $23.9 million, and $22.5 million, respectively. Earnings (loss) from operations for these same periods totaled ($491,000), ($111,000), and $231,000, respectively.

	(In thousands)
	Fiscal Year Ended
	2005	2004	2003

Net revenues	$1,293	$23,873	$22,541
Gross profit	141	6,023	5,982
Selling, general and administrative expense	632	6,134	5,751
Operating loss (profit)	(491)	(111)	231
12. SUBSEQUENT EVENTS
On June 10, 2005, our Board of Directors approved a 1-for-200 reverse stock split, to be followed immediately by a 200-for-1 forward stock split, of the outstanding shares of both classes of our common stock (Class A and Class B). The purpose of the transaction is to reduce the number of record holders of each class of our common stock (Class A and Class B) to fewer than 300, thereby enabling the Company to terminate registration of the common stock under the Securities Exchange Act of 1934 and eliminating the significant expense required to comply with the reporting and other requirements thereunder.
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
The proposed transaction is subject to approval by the holders of a majority of the issued and outstanding shares of each class of the Company’s common stock. Stockholders will be asked to approve the transaction at a special meeting of stockholders to be held on November 17, 2005. If the stockholders approve the transaction, we anticipate effecting the transaction as soon as practicable after the Special Meeting. However, even if the stockholders approve the transaction, the Board of Directors reserves the right to defer or not to implement the transaction.
On August 17, 2005, our western boot business, Dan Post Boot Company, entered into a license agreement with John Deere Shared Services, Inc., a subsidiary of Deere and Company. The initial term of the agreement terminates on April 30, 2009, but provides for successive two-year periods. The agreement grants us the non-exclusive right to distribute and sell footwear products utilizing the “Deere” name and marks.
On September 9, 2005, the Company declared a cash dividend of $.08 per share of its Class A Common Stock payable on September 30, 2005 to shareholders of record on September 19, 2005.
On September 9, 2005 we received the hold back amount due from Connected Office Products, Inc. (COPI), a subsidiary of TOPAC U.S.A., Inc. for the sale of our office products business. The Company received a payment in the amount of $912,000, which was comprised of the balance due of $894,000 and the addition of accrued interest of $18,000. The operating results of the office products business segment have been classified as a discontinued operation for all periods presented in the Company’s consolidated financial statements included in this Report.

On September 23, 2005, the Government exercised the second year option of the contract (the Contract) awarded on September 30, 2003. This option provides for the purchase of a minimum quantity of military boots totaling 48,067 pair. While the Government is only obligated to this minimum quantity, we expect the actual boot requirements for fiscal 2006 to be substantially larger than the stated minimum level based on unofficial governmental scheduling guidance.
13. RELATED PARTY TRANSACTIONS
The Company leases administrative and sales office space in Clarksville, Tennessee for the western boot business from Ken O. Moore, who is the President of Dan Post Boot Company. The annual rental is $52,800 per year, which is comparable to other similar properties in that area.
14. OPERATING SEGMENT INFORMATION
The Company’s principal operations have been classified into three business segments: bar code operations, military boot operations, and western and work boot operations. The bar code operation manufactures and sells bar code reading and related printing devices and other products related to optical data collection to customers throughout the United States. The military boot operation manufactures combat boots for the U.S. Government and foreign governments. The western and work boot operation imports products for customers throughout the United States. Total consolidated revenues related to sales to the U.S. Government were 35% in 2005, 51% in 2004, and 29% in 2003 of total consolidated revenues from continuing operations. There were no significant inter-segment sales or transfers during 2005, 2004, and 2003. Operating profits by business segment exclude allocated corporate interest income, income taxes, minority interest, and equity in net loss of investee, which are reported as part of the corporate and other segments. Corporate assets consist principally of cash, short-term investments, certain receivables, and real estate held for investment.

Our office products operation was sold on September 9, 2004. As a result, this segment is reported as a discontinued operation and is not included in this table.

		Western/
	Military	Work	Bar	Corporate
	Boots	Boots	Code	& Other	Consolidated
For the year Ended July 30, 2005

Net revenues	$26,827	$23,618	$11,633	$326	$62,404
Operating profit (loss) from continuing Operations	1,263	2,640	(1,587)	141	2,457
Identifiable assets	4,577	18,305	5,584	14,707	43,173
Capital Expenditures	24	68	87	14	193
Depreciation expense and amortization	247	100	103	119	569
Income tax provision (benefit)	455	750	(558)	270	917

For the Year Ended July 31, 2004

Net revenues	$40,104	$20,169	$10,875	$(652)	$70,496
Operating profit (loss) from continuing Operations	5,147	349	(1,097)	(28)	4,371
Identifiable assets	12,902	13,396	4,810	18,440	49,548
Capital Expenditures	1,097	101	120	52	1,370
Depreciation expense and amortization	161	154	59	156	530
Income tax provision (benefit)	1,978	(96)	(379)	(151)	1,352

For the Year Ended August 2, 2003

Net revenues	$22,272	$22,618	$9,776	$(165)	$54,501
Operating profit (loss) from continuing Operations	3,775	1,193	(1,536)	129	3,561
Identifiable assets	6,328	14,214	4,987	20,620	46,149
Capital Expenditures	84	84	52	29	249
Depreciation expense and amortization	81	162	191	180	614
Income tax provision (benefit)	1,446	192	(531)	445	1,552

15. RESTATEMENT OF FINANCIAL STATEMENTS
The financial statements for the year ended July 31, 2004 have been restated to correct compilation errors in the military boot operations year-end physical inventory. The effect of the compilation errors resulted in the following changes as of July 31, 2004:

	As
	Previously	As
	Reported	Restated

Balance Sheet

Inventories	$15,739	$14,810
Income tax receivable	364	676
Accrued employee benefits	607	524
Retained earnings	31,123	30,589
Statement of Operations:

Cost of revenues	54,563	55,512
Gross profit	15,933	14,984
Selling, general & administrative expenses	10,716	10,613
Earnings from continuing operations before income taxes And minority interest	5,402	4,556
Provision for income taxes	1,664	1,352
Net earnings from continuing operations	3,740	3,206
Net earnings	3,543	3,009
Earnings per share:
Earnings per common share from continuing operations:
Basic earnings per share:
Class A	2.18	1.90
Class B	0	0
Diluted earnings per share:
Class A	1.52	1.32
Class B	NA	NA
Net earnings per common share:
Basic earnings per share:
Class A	2.07	1.80
Class B	0	0
Diluted earnings per share:
Class A	1.45	1.25
Class B	NA	NA

McRAE INDUSTRIES, INC. AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

		ADDITIONS
		CHARGED	CHARGED TO
	BALANCE AT	TO COSTS	OTHER				BALANCE AT
	BEGINNING	AND	ACCOUNTS –		DEDUCTIONS –		END OF
DESCRIPTION	OF PERIOD	EXPENSES	DESCRIBE		DESCRIBE		PERIOD
Year ended July 30, 2005
Allowance for Doubtful Accounts	339,000	33,000	570,000	(4)	(208,000	)(1)	734,000
Allowance for Inventory Write- downs	325,000	(124,000)					201,000
Employee Benefit Accrual	524,000	417,000	13,000	(3)	(474,000	)(2)	480,000
Health Insurance Accrual	270,000	(43,000)					227,000
Year ended July 31, 2004
Allowance for Doubtful Accounts	$431,000	$314,000			$(406,000	)(1)	$339,000
Allowance for Inventory Write- downs	250,000	75,000			—		325,000
Employee Benefit Accrual	427,000	463,000	$10,000	(3)	(376,000	)(2)	524,000
Health Insurance Accrual	200,000	70,000					270,000
Year ended August 2, 2003
Allowance for Doubtful Accounts	$349,000	$87,000			$(5,000	)(1)	$431,000
Allowance for Inventory Write- downs	175,000	75,000			—		250,000
Employee Benefit Accrual	474,000	359,000	$(55,000	)(3)	(351,000	)(2)	427,000
Health Insurance Accrual	225,000	(25,000)			—		200,000

(1)	Uncollectible accounts written off

(2)	Payments and/or expenses charged to operations

(3)	Changes related to discontinued operations

(4)	Includes an allowance for purchased accounts receivable ($338,000) and an allowance for sales returns ($232,000)
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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Vice President of Finance, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, for the reasons discussed below, the Chief Executive Office and Vice President of Finance concluded that these disclosure controls and procedures were not effective at the reasonable assurance level at such time.
In connection with the audit of our consolidated financial statements for the fiscal years ended July 31, 2004 and July 30, 2005, our independent auditors informed us that they had discovered certain material weaknesses and significant deficiencies in our internal control over financial reporting under standards established by the Public Company Accounting Oversight Board. The material weaknesses and significant deficiencies initially identified in connection with the audit for the fiscal year ended July 31, 2004 continued for the fiscal year ended July 30, 2005. These identified material weaknesses generally related to lack of segregation of duties while the identified significant deficiencies included the lack of an internal audit function. These weaknesses and deficiencies in internal control have been present since the Company’s inception. Additionally, the discovery of compilation errors in the military boot operation’s fiscal 2004 year-end inventory required us to restate our financial statements as of July 31, 2004 and for the fiscal year then ended included in our Annual Report on Form 10-K originally filed by us on October 29, 2004. Upon completion by our independent auditors of their review of the accounting for inventory in our financial statements as previously reported for fiscal 2004, our independent auditors informed us that in their view there were material internal control weaknesses related to the compilation of the Company’s inventory.
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
There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.
PART III
ITEMS 10-14.
Items 10 through 14 are incorporated herein by reference to the sections captioned “PRINCIPAL STOCKHOLDERS AND HOLDING OF MANAGEMENT,” “ELECTION OF DIRECTORS,” “DIRECTOR COMPENSATION,” “EXECUTIVE OFFICERS,” “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION,” “EQUITY PLAN COMPENSATION INFORMATION,” “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,” “EXECUTIVE COMPENSATION,” “STOCK PERFORMANCE GRAPH,” “COMPENSATION COMMITTEE REPORT,” “SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE,” “CODES OF ETHICS” and “RATIFICATION OF APPOINTMENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS” in the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held December 15, 2005.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(a) (1) Report of Independent Registered Public Accounting Firm McRae Industries, Inc. and Subsidiaries consolidated financial statements:
Consolidated Balance Sheets as of July 30, 2005 and July 31, 2004.

Consolidated Statements of Operations for the Years Ended July 30, 2005, July 31, 2004, and August 2, 2003.

Consolidated Statements of Shareholders’ Equity for the Years Ended July 30, 2005, July 31, 2004, and August 2, 2003.

Consolidated Statements Cash Flows for the Years Ended July 30, 2005, July 31, 2004, and August 2, 2003.

Notes to Consolidated Financial Statements.

(2)	Financial Statement Schedule:

Schedule II

(3)	Exhibits:

3.1	Certificate of Incorporation (Filed as Exhibit 3.1 to the Registrant’s Form S-14, Registration N.2-85908).

3.2	Amendment to the Certificate of Incorporation (Filed as Exhibit 3 to the Registrant’s Form 10-K for the year ended August 1, 1987).

3.3	Restated Bylaws of the Registrant effective May 29, 2001 (Filed as Exhibit 3.3 to the Registrant’s Form 10-K for the fiscal year ended July 28, 2001).

10.1	1985 McRae Industries, Inc. Non-Qualified Stock Option Plan (Filed as Exhibit 10 to the Registrant’s Form 10-K for the fiscal year ended August 3, 1985).*

10.2	Technical Assistance Agreement dated September 13, 1984 between the Registrant and Ro-Search, Incorporated (Filed as Exhibit 10.4 to the Registrant’s Form 10-K for the fiscal year ended July 28, 1984).

10.3	Stock Purchase Agreement and Guaranty Agreement as of April 7, 1996 among Walter A. Dupuis, Kenneth O. Moore, Williams Glover, and McRae Industries, Inc., (Filed as Exhibit 2 to the Registrant’s current report on Form 8-K field May 11, 1996).

10.4	Split Dollar Life Insurance Arrangement (Filed as Exhibit 10.10 to the Registrant’s Form 10-K for the fiscal year ended August 3, 2002).*

10.5	Award/Contract between Defense Personnel Support Center and McRae Industries, Inc., dated April 15, 1997 (Filed as Exhibit 10.8 to the Registrant’s Form 10-K for the fiscal year ended August 2, 1997).

10.6	Asset Purchase Agreement among the Company, McRae Office Solutions, Inc., TOPAC U.S.A., Inc., and Connected Office Products, Inc. dated September 9, 2004 (Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed September 9, 2004).

10.7	Award/Contract between Defense Supply Center Philadelphia and McRae Industries, Inc. dated September 30, 2003. (Filed as Exhibit 10.8 to the Registrant’s Form 10-K for the fiscal year ended August 2, 2003).

10.8	Asset Purchase Agreement between McRae Industries, Inc. and Texas Boot, Inc. (Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed June 29, 2005).

21.	Subsidiaries of the Registrant (Filed herein). Page 50.

23.	Consent of Independent Registered Public Accounting Firm (Filed herein). Page 51.

31.1	Rule 13a-14(a)/15d-14(a) Certification for D. Gary McRae, President and CEO (Filed herein). Page 52.

31.2	Rule 13a-14(a)/15d-14(a) Certification for Marvin G. Kiser, Sr., Vice President of Finance (Filed herein). Page 53.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), for D. Gary McRae, President and CEO (Filed herein). Page 54.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), for Marvin G. Kiser, Sr., Vice President of Finance (Filed herein). Page 55.

*	Denotes a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

McRAE INDUSTRIES, INC.
Dated: October 28, 2005	By:	/s/ D. Gary McRae
D. Gary McRae
President

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	DATE

/s/ D. Gary McRae President, Treasurer, and Director (Principal Executive Officer)	October 28, 2005
/s/ William H. Swan William H. Swan Director	October 28, 2005
/s/ Hilton J. Cochran Hilton J. Cochran Director	October 28, 2005
/s/ Brady W. Dickson Brady W. Dickson Director	October 28, 2005
/s/ Victor A. Karam Victor A. Karam President – McRae Footwear and Director	October 28, 2005
/s/ James W. McRae James W. McRae Vice President, Secretary, and Director	October 28, 2005
/s/ Marvin G. Kiser, Sr. Marvin G. Kiser, Sr. Vice President of Finance and Director (Principal Financial and Accounting Officer)	October 28, 2005

EXHIBIT INDEX
3.1	Certificate of Incorporation (Filed as Exhibit 3.1 to the Registrant’s Form S-14, Registration N.2-85908).

3.2	Amendment to the Certificate of Incorporation (Filed as Exhibit 3 to the Registrant’s Form 10-K for the year ended August 1, 1987).

3.3	Restated Bylaws of the Registrant effective May 29, 2001 (Filed as Exhibit 3.3 to the Registrant’s For 10-K for the fiscal year ended July 28, 2001).

10.1	1985 McRae Industries, Inc. Non-Qualified Stock Option Plan (Field as Exhibit 10 to the Registrant’s Form 10-K for the fiscal year ended July 28, 2001).

10.2	Technical Assistance Agreement dated September 13, 1984 between the Registrant and Ro-Search, Incorporated (Filed as Exhibit 10.4 to the Registrant’s Form 10-K for the fiscal year ended July 28, 1984).

10.3	Stock Purchase Agreement and Guaranty Agreement as of April 7, 1996 among Walter A. Dupuis, Kenneth O. Moore, Williams Glover, and McRae Industries, Inc., (Filed as Exhibit 2 to the Registrant’s current report on Form 8-K field May 11, 1996).

10.4	Split Dollar Life Insurance Arrangement (Filed as Exhibit 10.10 to the Registrant’s Form 10-K for the fiscal year ended August 3, 2002).*

10.5	Award/Contract between Defense Personnel Support Center and McRae Industries, Inc., dated April 15, 1997 (Filed as Exhibit 10.8 to the Registrant’s Form 10-K for the fiscal year ended August 2, 1997).

10.6	Asset Purchase Agreement among the Company, McRae Office Solutions, Inc., TOPAC U.S.A., Inc., and Connected Office Products, Inc. dated September 9, 2004 (Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed September 9, 2004).

10.7	Award/Contract between Defense Supply Center Philadelphia and McRae Industries, Inc. dated September 30, 2003. (Filed as Exhibit 10.8 to the Registrant’s Form 10-K for the fiscal year ended August 2, 2003).

10.8	Asset Purchase Agreement between McRae Industries, Inc. and Texas Boot, Inc. (Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed June 29, 2005).

21.	Subsidiaries of the Registrant (Filed herein). Page 50.

23.	Consent of Independent Registered Public Accounting Firm (Filed herein). Page 51.

31.3	Rule 13a-14(a)/15d-14(a) Certification for D. Gary McRae, President and CEO (Filed herein). Page 52.

31.4	Rule 13a-14(a)/15d-14(a) Certification for Marvin G. Kiser, Sr., Vice President of Finance (Filed herein). Page 53.

32.3	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), for D. Gary McRae, President and CEO (Filed herein). Page 54.

32.4	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), for Marvin G. Kiser, Sr., Vice President of Finance (Filed herein). Page 55.

*	Denotes a management contract or compensatory plan or arrangement.