Form 10-Q
period 2005-10-29
MCRAE INDUSTRIES INC
filed 2005-12-13
CIK 729284

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the Quarter Ended October 29, 2005.
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.
Common Stock, $l Par Value — Class A: 2,070,584 shares as of December 9, 2005.
Common Stock, $1Par Value — Class B: 500,193 shares as of December 9, 2005.

McRae Industries, Inc. and Subsidiaries
INDEX
PART I. FINANCIAL INFORMATION

		Page No.
ITEM 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets	3-4

	Condensed Consolidated Statements of Operations	5

	Condensed Consolidated Statements of Cash Flows	6

	Notes to Condensed Consolidated Financial Statements	7-9

ITEM 2.	Management’s Discussion And Analysis of Financial Condition and Results of Operations	10-15

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	15

ITEM 4.	Disclosure Controls and Procedures	16

	PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	16

ITEM 2.	Changes in Securities and Use of Proceeds	16

ITEM 3.	Defaults upon Senior Securities	16

ITEM 4.	Submission of Matters to a Vote of Security Holders	16

ITEM 5.	Other Information	16

ITEM 6.	Exhibits	17

	Signatures	18

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
McRae Industries, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	October 29, 2005	July 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$10,299	$9,238
Accounts and notes receivable, net	10,912	9,758
Inventories, net	12,046	12,721
Assets held for sale	325	325
Income tax receivable	270	840
Prepaid expenses and other current assets	367	159

Total current assets	34,219	33,041

Property and equipment, net	2,629	2,640

Other assets:
Notes receivable	33	36
Real estate held for investment	1,991	1,882
Goodwill	362	362
Amount due from split-dollar life insurance	2,220	2,220
Trademarks	2,824	2,824
Other	5	5

Total other assets	7,435	7,329

Total assets	$44,283	$43,010

See notes to condensed consolidated financial statements

McRae Industries, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	October 29, 2005	July 30, 2005

Liabilities and Shareholders’ Equity

Current liabilities:

Notes payable	$169	$174

Accounts Payable	3,659	3,793

Accrued employee benefits	773	480

Accrued payroll and payroll taxes	815	683

Other	966	894

Total current liabilities	6,382	6,024

Shareholders’ equity:
Common Stock:

Class A, $1 par; Authorized 5,000,000 shares; Issued and outstanding, and 2,240,841 shares, respectively	2,241	2,241

Class B, $1 par; Authorized 2,500,000 shares; Issued and outstanding, and 527,658 shares, respectively	527	527

Additional paid-in capital	791	791

Retained earnings	34,342	33,427

Total shareholders’ equity	37,901	36,986

Total liabilities and shareholders’ equity	$44,283	$43,010

See notes to condensed consolidated financial statements

McRae Industries, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	October 29, 2005	October 30, 2004
Net revenues	$18,560	$20,434

Cost of revenues	13,276	15,847

Research & development	191	304

Selling, general and administrative expenses	3,508	3,071

Other expense (income), net	(104)	(54)

Interest expense	4	22

Total costs and expenses	16,875	19,190

Earnings from continuing operations before income taxes	1,685	1,244

Provision for income taxes	590	437

Net earnings from continuing operations	1,095	807

Discontinued operations:

Loss from operations of discontinued business	0	(438)

Income tax benefit	0	170

Estimated gain on disposal of business, net of income taxes	0	2,174

Net earnings	$1,095	$2,713

Earnings per common share:
Earnings per common share from continuing operations:
Basic earnings per share:
Class A	$.57	$.48
Class B	0	0
Diluted earnings per share:
Class A	.46	.33
Class B	N/A	N/A
Earnings per common share from discontinued operations:
Basic earnings per share:
Class A	0	.98
Class B	0	0
Diluted earnings per share:
Class A	0	.69
Class B	N/A	N/A
Net earnings per common share:
Basic earnings per share:
Class A	.57	1.46
Class B	0	0
Diluted earnings per share:
Class A	.46	1.02
Class B	N/A	N/A
Weighted average number of common shares outstanding:
Class A	2,240,841	1,943,543
Class B	527,658	824,956

Total	2,768,499	2,768,499

See notes to condensed consolidated financial statements

McRae Industries, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	October 29, 2005	October 30, 2004
Net cash provided by operating activities	$471	$1,443

Cash flows from investing activities:
Proceeds from sales of assets	898	9,904
Purchase of trade names and other assets	0	(22)
Capital expenditures	(126)	(101)
Net collections of long-term receivables	3	3

Net cash provided by investing activities	775	9,784

Cash flows from financing activities:
Principal repayments of notes payable	(5)	(3,128)
Dividends paid	(180)	(116)

Net cash used in financing activities	(185)	(3,244)

Net increase in cash and cash equivalents	1,061	7,983
Cash and cash equivalents at beginning of period	9,238	2,464

Cash and cash equivalents at end of period	$10,299	$10,447

See notes to condensed consolidated financial statements

McRae Industries, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE A — BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by the accounting principles generally accepted in the United States of America for complete financial statements. In addition, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended October 29, 2005 are not necessarily indicative of the results that may be expected for the year ending July 29, 2006. The interim condensed consolidated financial information should be read in conjunction with the Company’s July 30, 2005 audited consolidated financial statements and footnotes thereto included in the McRae Industries, Inc. Annual Report filed on Form 10-K with the SEC on October 28, 2005.
Certain reclassifications have been made to the prior year’s financial statements to conform with the current year’s presentation. In particular, our office products business, which was sold on September 9, 2004, has been recorded as a discontinued operation for all periods in this report.
NOTE B — INVENTORIES
The components of inventory consist of the following (in thousands):

	October 29, 2005	July 30, 2005
Raw materials	$2,070	$2,217
Work-in-process	526	446
Finished goods	9,450	10,058

	$12,046	$12,721

NOTE C — SUBSEQUENT EVENTS
At a special meeting held on November 17, 2005 the Company’s stockholders approved a 1-for-200 reverse stock split, to be followed immediately by a 200-for-1 forward stock split, of the outstanding shares of both classes of its common stock (Class A and Class B)(the “transaction”) for the purpose of permitting the company to deregister the common stock under the Securities Exchange Act of 1934 (the “Exchange Act”) and thereby eliminate the significant expense required to comply with the reporting and other requirements thereunder.
To implement the transaction, the Company filed certificates of amendment to its certificate of incorporation with the Secretary of State of Delaware as a result of which the transaction took effect as of 11:59 p.m. (eastern time) on December 1, 2005.
Pursuant to the transaction, stockholders of record holding fewer than 200 shares of the Company’s common stock (Class A or Class B) immediately before the transaction had their shares cancelled and converted into the right to receive from the Company a cash payment of $14.25 for each such share owned before the reverse stock split. Stockholders owning 200 or more shares of a class of common stock (Class A or Class B) immediately before the transaction will continue to hold the same number of shares of that class after completion of the transaction and will not receive any cash payment for their shares of that class. The Company expects to pay approximately $2.78 million to purchase shares cashed out in the transaction.
As a result of the transaction, the number of holders of record for each class of the Company’s common stock was reduced to fewer than 300, which will enable the company to terminate the registration of its common stock under the Exchange Act. In connection with the transaction, trading of the common stock on the American Stock Exchange was suspended. As previously announced, on November 4, 2005 the Company filed an application with the SEC to voluntarily delist and deregister the common stock. The Company expects to receive an order from the SEC effecting the delisting during the week beginning December 12, 2005.
The common stock is currently quoted in the Pink Sheets and stockholders will continue to be able to trade their shares in the over-the-counter markets or private transactions.
On December 2, 2005, the Company sold the Waverly, Tennessee manufacturing plant for $525,000 less applicable selling expenses. The estimated gain on the sale of this property amounted to approximately $200,000.
On December 5, 2005, the Company declared a cash dividend of $.08 per share on its Class A Common Stock payable on December 30, 2005, to shareholders of record on December 16, 2005.
NOTE D — DISCONTINUED OPERATIONS
On September 9, 2004, McRae Industries, Inc. entered into a definitive agreement under which it sold substantially all the assets of its McRae Office Solutions, Inc. subsidiary to Connected Office Products, Inc. (COPI). COPI is a subsidiary of TOPAC U.S.A., Inc., which is headquartered in Irvine, California, and operates a network of wholly owned subsidiaries involved in the sales, service, and distribution of office products. Under the terms of the Asset Purchase Agreement, COPI purchased substantially all of the assets of McRae Office Solutions, Inc. for $10,894,000. The office products business has been recorded as a discontinued operation for all periods in this report.
The office products business incurred a net loss from operations of $268,000, net of income tax benefit for the first quarter of fiscal 2005.
The estimated gain on the sale of the office products business assets totaled approximately $2.1 million net of a $1.3 million tax provision.

NOTE E — SUMMARY OF BUSINESS SEGMENTS

	Three Months Ended
	October 29,	October 30,
	2005	2004
(In thousands)

Net revenues from continuing operations
Bar Code	$4,024	$2,802
Military Boots	4,655	11,516
Western/Work Boots	9,795	6,089
Eliminations/Other	86	27

	18,560	20,434

Net (loss) earnings from continuing operations
Bar Code	(115)	(454)
Military Boots	461	931
Western/Work Boots	1,047	613
Eliminations/Other	292	154

	1,685	1,244

Provision for income taxes	590	437

Net earnings from continuing operations	1,095	807

Earnings from discontinued operations, net of tax expense	0	1,906

Net earnings	$1,095	$2,713

	October 29,	July 30,
	2005	2005
Assets

Bar Code	$6,462	$5,584
Military Boots	4,402	4,577
Western/Work Boots	19,795	18,305
Eliminations/Other	13,624	14,544

	$44,283	$43,010

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto, and with the Company’s Annual Report on Form 10-K for the fiscal year ended July 30, 2005 including the financial information and management’s discussion and analysis contained therein.
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
Inventories
Inventories are stated at the lower of cost or market value using the last-in, first-out (LIFO) method for military boots and using the first-in first-out (FIFO) method for all other inventories. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast and demand requirements for the next twelve months. Actual demand and market conditions may be different from those projected by our management as a result of technological changes in the bar code business products, fashion cycles and trends in the western boot business, and the overall financial condition of competitors in the western and work boot business. A percentage point error in our inventory allowances would have approximated $3,000 for the quarter ended October 29, 2005.
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
At a special meeting held on November 17, 2005 the Company’s stockholders approved a 1-for-200 reverse stock split, to be followed immediately by a 200-for-1 forward stock split, of the outstanding shares of both classes of its common stock (Class A and Class B)(the “transaction”) for the purpose of permitting the company to deregister the common stock under the Securities Exchange Act of 1934 and thereby eliminate the significant expense required to comply with the reporting and other requirements thereunder. To implement the transaction, the Company filed certificates of amendment to its certificate of incorporation with the Secretary of State of Delaware as a result of which the transaction took effect as of 11:59 p.m. (eastern time) on December 1, 2005. Pursuant to the transaction, stockholders holding fewer than 200 shares of the Company’s common stock (Class A or Class B) immediately before the transaction had their shares cancelled and converted into the right to receive from the Company a cash payment of $14.25 for each share owned before the reverse stock split. The Company expects to pay approximately $2.78 million to purchase shares cashed out in the transaction.
We have two lines of credit with a bank totaling $4.75 million, all of which was available at October 29, 2005. One credit line totaling $1.75 million (which is restricted to one hundred percent of the outstanding accounts receivable due from the U.S. Government) expires in January 2006. The other credit line totaling $3.0 million expires in November 2006. We intend to renew these credit lines before their respective expiration dates. We believe that current cash and cash equivalents ($10.3 million at October 29, 2005), cash generated from operations, and the available lines of credit will be sufficient to pay the cost to purchase shares acquired pursuant to the reverse/forward stock split and to meet our capital requirements for fiscal 2006.

Our cash and cash equivalents at the end of the first quarter of fiscal 2006 totaled $10.3 million as compared to approximately $9.2 million reported for the end of fiscal 2005. Working capital amounted to $27.8 million at the end of the first quarter 2006 as compared to $27.0 million at July 30, 2005.
Selected cash flow data for the first quarter of fiscal 2006 is presented below (in thousands):

For the Quarter Ended
Source (Use) of Cash	October 29, 2005
Operating activities:
Net earnings adjusted for depreciation and amortization	$1,231
Accounts receivable	(1,154)
Inventories	675
Accounts payable	(134)
Income taxes	570
Net cash provided by operating activities	471
Net cash provided by operating activities for the first quarter of fiscal 2006 totaled approximately $471,000. Net earnings, adjusted for depreciation, provided $1.2 million of cash. Accounts and notes receivable used approximately $1.2 million of cash primarily attributable to the increase in sales for the western boot and bar code businesses in October 2005 as compared to July 2005, which was partially offset by the final $894,000 payment related to the sale of our office products business. The decline in inventory levels in the western boot and barcode businesses related to their strong October sales and provided approximately $900,000 of cash, which was partially offset by an increase of approximately $240,000 in the military boot business inventory levels to support future boot production.
Capital expenditures totaled approximately $126,000 primarily for machinery and warehouse equipment for the western and military boot businesses.
Dividends paid during the first quarter amounted to approximately $180,000.
Off-Balance Sheet Arrangements
We do not currently utilize any off-balance sheet financing arrangements and do not anticipate doing so in the future.
FIRST QUARTER FISCAL 2006 COMPARED TO FIRST QUARTER FISCAL 2005
Consolidated net revenues from continuing operations for the first quarter of fiscal 2006 amounted to $18.6 million as compared to $20.4 million for the first quarter of fiscal 2005. This 9% decline in net revenues was primarily attributable to reduced military boot requirements for the U. S. Government (the “Government”), which was partially offset by increased sales of bar code and western and work boot products.
Consolidated gross profit from continuing operations for the first quarter of fiscal 2006 totaled $5.3 million, an increase of approximately 15.2% over the $4.6 million reported for the first quarter of fiscal 2005. As a percentage of net revenues, gross profit grew from 22.4% for the first quarter of fiscal 2005 to 28.5% for the first quarter of fiscal 2006. This improvement in gross profit was primarily the result of a greater proportion of higher margin western and work boot products in the overall sales mix.

Consolidated research and development costs fell from $304,000 for the first quarter of fiscal 2005 to $191,000 for the first quarter of fiscal 2006 as a result of the new bar code product’s introduction into the market.
Consolidated selling, general and administrative (“SG&A”) expenses for the first quarter of fiscal 2006 totaled $3.5 million as compared to $3.1 million for the first quarter of fiscal 2005. This rise in SG&A expenses was primarily attributable to increased expenditures for sales salaries and commissions, sales travel costs, marketing and advertising costs, administrative salaries and employee benefit costs, which were partially offset by reduced expenditures for group health insurance costs and professional fees.
As a result of the above, consolidated operating profit for the first quarter of fiscal 2006 amounted to $1.6 million as compared to $1.2 million for the first quarter of fiscal 2005.
Bar Code Business
Net revenues for the bar code business for the first quarter of fiscal 2006 were $4.0 million as compared to $2.8 million for the first quarter of fiscal 2005 primarily the result of a couple of large orders for system hardware and related printers. New product (MAT) sales continued to run below expectations, but market interest in the product is beginning to grow.
Gross profit grew from $715,000 for the first quarter of fiscal 2005 to $906,000 for the first quarter of fiscal 2006 resulting primarily from the increase in net revenues. As a percentage of net revenues, gross profit fell from 25.5% for the first quarter of fiscal 2005 to 22.5% for the first quarter of fiscal 2006 primarily attributable to the sales mix consisting predominately of lower margin manufactured product sales.
Research and development costs for the first quarter of fiscal 2006 totaled $191,000 as compared to $304,000 for the first quarter of fiscal 2005 as expenditures for the recently launched bar code product subsided.
SG&A expenses were fairly consistent at $842,000 and $863,000 for the first quarter of fiscal 2006 and 2005, respectively, as higher sales salaries and commissions, travel related costs, and marketing expenditures were partially offset by lower corporate charges resulting from decreased health insurance costs, professional fees, and administrative salaries.
As a result of the above, the operating loss for the first quarter of fiscal 2006 amounted to $127,000 as compared to an operating loss of $451,000 for the first quarter of fiscal 2005.
Military Boot Business
Net revenues for the military boot business fell from $11.5 million for the first quarter of fiscal 2005 to $4.7 million for the first quarter of fiscal 2006 primarily the result of the completion of the “surge” requirement under our military boot contract with the Government in the first quarter of fiscal 2005. Military boot sales to foreign governments and the commercial market were down approximately $378,000 in the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005 primarily attributable to increased competition in these markets.
Gross profit for the first quarter of fiscal 2006 totaled approximately $800,000 as compared to approximately $1.8 million for the first quarter of fiscal 2005. This significant decrease in gross profit was primarily attributable to decreased net revenues. As a percentage of net revenues, gross profit improved from 15% for the first quarter of fiscal 2005 to 17% for the first quarter of fiscal 2006 primarily the result of a combination of lower material and mold rental costs and the elimination of less efficient subcontracting operations.

SG&A expenses for the first quarter of fiscal 2006 amounted to $339,000, down from $805,000 for the first quarter of fiscal 2005. The decline in SG&A expenses were primarily the result of reduced employee benefit costs and corporate overhead charges, which were down due to lower group health insurance costs and professional fees.
As a result of the above, the military boot business operating profit for the first quarter of fiscal 2006 totaled $451,000 as compared to $932,000 for the first quarter of fiscal 2005.
On September 30, 2005, the Government exercised the second year option of the contract (the Contract) awarded on September 30, 2003. This option covers the period from October 1, 2005 to September 30, 2006 and provides for the purchase of a minimum quantity of military boots totaling 48,067 pair with a minimum dollar value of approximately $2,998,896. While the Government is only obligated to this minimum quantity, we expect the actual boot requirements for fiscal 2006 to be substantially larger than the stated minimum level based on unofficial governmental scheduling guidance.
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
Western and Work Boot Business
Net revenues for the western and work boot business grew from $6.1 million for the first quarter of fiscal 2005 to $9.8 million for the first quarter of fiscal 2006 primarily the result of continued strong demand for western and work boot products. This surge in demand for western boot products resulted primarily from the current fashion trend for western products, the addition of the Laredo brand, which was purchased from Texas Boot, Inc. (“Texas Boot”) on June 24, 2005, to the product mix, and western boot market consolidation related to the exit of Texas Boot. Fashion trends in the western boot business are highly cyclical and historically have lasted approximately two to three years.
Gross profit for the first quarter of fiscal 2006 amounted to $3.5 million as compared to $2.1 million for the first quarter of fiscal 2005. This improvement in gross profit was primarily the result of increased net revenues and the impact of higher profit margins attributable to greater concentration of lower cost imported products in the overall sales mix.
SG&A expenses for the first quarter of fiscal 2006 climbed to $2.2 million, up from $1.4 million for the first quarter of fiscal 2005. This increase in SG&A expenses resulted primarily from higher expenditures for sales commissions, advertising, sales and marketing costs, administrative salaries, employee benefit costs and corporate allocation charges. As a percentage of net revenues, SG&A expenses remained steady at approximately 22%.
As a result of the above, the operating profit for the western and work boot business for the first quarter of fiscal 2006 amounted to approximately $1.3 million as compared to $747,000 for the first quarter of fiscal 2005.

Discontinued Business
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
There were no operating results from discontinued operations for the first quarter of fiscal 2006 as compared to net revenues of $1.3 million and an operating loss of approximately $268,000, net of income tax benefit for the first quarter of fiscal 2005.
The estimated gain on the sale of our office products business for the first quarter of fiscal 2005 totaled approximately $2.2 million, net of a $1.4 million tax provision.
IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
There were no accounting standards issued during the first quarter of fiscal 2006 that were applicable to us.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to the impact of interest rate changes related to the aggregate $4.75 million lines of credit. As of October 29, 2005, there was no outstanding indebtedness under the lines of credit. We do not buy or sell derivative financial instruments for trading purposes. Borrowings under these credit facilities described above bear interest at rates based upon the “Prime Rate” or the “Prime Rate” less a margin of one-half percent offered by the applicable lender. We have not entered into any swap agreements or engaged in any other hedging activities with respect to this variable rate indebtedness.

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
In connection with the audit of our consolidated financial statements for the fiscal year ended July 30, 2005, our independent auditors informed us that we continue to have significant deficiencies in our internal control over financial reporting that in the aggregate constituted material weaknesses under standards established by the Public Company Accounting Oversight Board. These deficiencies, which were noted across all of the Company’s operating divisions, are generally the result of incompatible duties, undocumented controls, lack of monitoring controls and the lack of an internal audit function.
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
There were no changes in our internal control over financial reporting that occurred during the first quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
While from time to time we are engaged in litigation incidental to our business, we are not currently party to any material legal proceedings.
Items 2, 3, 4 and 5.
These items are not applicable and have been omitted.

Item 6. Exhibits
3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form S-14, Registration No. 2-85908).

3.2	Amendment to the Certificate of Incorporation (Incorporated by reference to Exhibit 3 to the Registrant’s Form 10-K for the year ended August 1, 1987).

3.3	Certificate of Amendment to the Certificate of Incorporation (Filed herein). Page 19

3.4	Certificate of Amendment to the Certificate of Incorporation (Filed herein). Page 21.

3.5	Restated Bylaws of the Registrant effective May 29, 2001. (Incorporated by reference to Exhibit 3.3 to the Registrant’s Form 10-K for the year ended July 28, 2001).

31.1	Rule 13a-14(a)/15d-14(a) Certification for D. Gary McRae, President and CEO (Filed herein). Page 23.

31.2	Rule 13a-14(a)/15d-14(a) Certification for Marvin G. Kiser, Sr., Vice President of Finance (Filed herein). Page 24.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), for D. Gary McRae, President and CEO (Filed herein). Page 25.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), for Marvin G. Kiser, Sr., Vice President of Finance (Filed herein). Page 26.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McRae Industries, Inc.
(Registrant)

Date: December 13, 2005	By:	/s/ D. Gary McRae
D. Gary McRae
President and CEO
(Principal Executive Officer)

Date: December 13, 2005	By:	/s/ Marvin G. Kiser, Sr.
Marvin G. Kiser, Sr.
(Principal Accounting Officer)